Form 10-K
period 2024-12-31
FIRST BANCORP /NC/
filed 2025-02-26
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No
The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2024 as reported by The NASDAQ Global Select Market, was approximately $1,267,573,000.
The number of shares of the registrant’s Common Stock outstanding on February 21, 2025 was 41,359,298.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CROSS REFERENCE INDEX
FORM 10-K
*    Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2025.

MD&A and Financial Statement References

In this Report: "2024 MD&A" and "2024 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (inclusive of Glossary of Terms and Acronyms below), appearing in Item 7 within Part II of this Report; and, "2024 Financial Statements" and "2024 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this Report.

Glossary of Terms and Acronyms
The following terms and acronyms may be used throughout this Report, with the exception of Item 8.

ACL	Allowance for credit losses	Federal Reserve	Board of Governors of the Federal Reserve System
AFS	Available for sale	FFCB	Federal Farm Credit Bank
AML	The Anti-Money Laundering Act of 2020	FFIEC	Federal Financial Institutions Examination Council
AOCI	Accumulated Other Comprehensive Income/Loss	FHLB	Federal Home Loan Bank
Annual Report or Report	Annual Report on Form 10-K	FHLMC	Federal Home Loan Mortgage Corporation
ASC	FASB Accounting Standards Codification	FINCEN	Financial Crimes Enforcement Network
ASC 326	FASB ASC Topic 326, Financial Instruments – Credit Losses	FNMA	Federal National Mortgage Association
ASC 350	FASB ASC Topic 350, Intangibles - Goodwill and Other	FOMC	Federal Open Market Committee
Asheville Savings	ASB Bancorp, Inc. and its subsidiary Asheville Savings Bank SSB	GAAP	Accounting principles generally accepted in the United States of America
ATM	Automated teller machine	GDP	Gross Domestic Product
AUC	Allowance for unfunded commitments	GLBA	Gramm-Leach-Bliley Act
Bank	First Bank	GNMA	Government National Mortgage Association
Basel III	Third Installment of the Basel Committee and Banking System Accords	GrandSouth	GrandSouth Bancorp and its subsidiary GrandSouth Bank
BHC Act	Bank Holding Company Act of 1956, as amended	GSE	U.S. government-sponsored enterprise
Board	Board of Directors of the Company or the Bank	HTM	Held to maturity
BOLI	Bank owned life insurance	LIBOR	London Interbank Offered Rate
BSA	Bank Secrecy Act	Magnolia Financial	Magnolia Financial, Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Safety Act	MD&A	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Carolina Bank	Carolina Bank Holdings, Inc. and it subsidiary Carolina Bank	NASDAQ	National Association of Securities Dealers Automated Quotations Stock Market’s Global System
CDARS	Certificate of Deposit Account Registry Service	NIM	Net interest margin
CECL	Current expected credit loss model	Non-PCD	Not Purchased Financial Assets with Credit Deterioration
CEO	Chief Executive Officer	NPA(s)	Nonperforming asset(s)
CET1	Common equity tier 1	NSF	Nonsufficient funds
CFPB	Consumer Financial Protection Bureau	OFAC	Treasury's Office of Foreign Asset Control
Commissioner	North Carolina Commissioner of Banks	Patriot Act	Uniting and Strengthening American by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
Company	First Bancorp and its consolidated subsidiaries	PCD	Purchased Financial Assets with Credit Deterioration
CRA	Community Reinvestment Act of 1977	PPP	Paycheck Protection Program
CRE	Commercial real estate	SBA	United States Small Business Administration
DIF	Deposit Insurance Fund of the FDIC	SBA Complete	SBA Complete, Inc.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings per share	Select	Select Bancorp, Inc. and its subsidiary Select Bank & Trust Company
Exchange Act	Securities Exchange Act of 1934, as amended	TCE	Tangible common equity
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FCA	Financial Conduct Authority	Treasury	United States Department of the Treasury
FDIC	Federal Deposit Insurance Corporation	We/us/our	First Bancorp and its consolidated subsidiaries
FDM	Financial Difficulty Modifications

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
PART I
Item 1. Business
General Description
The Company is the fourth largest bank holding company headquartered in North Carolina. At December 31, 2024, the Company had total consolidated assets of $12.1 billion, total loans of $8.1 billion, total deposits of $10.5 billion, and shareholders’ equity of $1.4 billion. Our principal activity is the ownership and operation of the Bank, a state-chartered bank with its headquarters in Southern Pines, North Carolina, through which we engage in a full range of banking activities. Our principal executive offices are located at 300 SW Broad St., Southern Pines, North Carolina 28387, and our telephone number is (910) 246-2500.
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
As of December 31, 2024, the Bank had two wholly-owned subsidiaries, Magnolia Financial and First Troy SPE, LLC. Magnolia Financial is a business financing company that offers accounts receivable financing and factoring, inventory financing, and purchase order financing throughout the southeastern United States. First Troy SPE, LLC is a holding entity for certain foreclosed properties. SBA Complete, which was in the process of dissolution as of December 31, 2024, was formerly a subsidiary of the Bank and specialized in providing consulting services for financial institutions across the country related to SBA loan origination and servicing.
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

Recent acquisitions include the following:

Name of Entity	Date of Acquisition	Assets Acquired
GrandSouth Bancorp	January, 2023	$1.2 billion
Select Bancorp, Inc.	October, 2021	$1.8 billion
Magnolia Financial, Inc.	September, 2020	$15.1 million
ASB Bancorp, Inc.	October, 2017	$0.8 billion
Carolina Bank Holdings, Inc.	March, 2017	$0.7 billion
Principal Business and Services We Provide
Lending Activities
We maintain a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide commercial business loans, commercial and residential real estate construction and mortgage loans, revolving lines of credit, letters of credit, and loans for personal uses, home improvement, and automobiles. Commercial real estate loans include loans secured by owner-occupied and non-owner occupied commercial buildings for improved commercial, office, retail, and warehouse and shopping center space. Through Magnolia Financial we provide accounts receivable financing and factoring, inventory financing, and purchase order financing. We also provide used car floor-plan financing through our CarBucks division. These lines of credit are typically offered to small used car dealers and are subject to traditional floor-plan administration procedures.
We generally do not buy loan participations or portions of national credits, but we may acquire balances subject to participation agreements through acquisition. The total of loan participations purchased at December 31, 2024 was nominal.
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
Individual lending authority is assigned by the Bank’s Chief Credit Officer. Loans are approved under our loan policy, which provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority, experience and needs within the market. All requests for extensions of credit in excess of any individual lending officer's authority are reviewed by one of our regional credit officers, who can approve loans up to their respective lending authority of $10 million. When the request for approval exceeds the authority level of the regional credit officer, the request is then reviewed for approval by the Bank’s Chief Credit Officer who has $25 million in lending authority. For loans in excess of this amount, the Chief Executive Officer, the President and the Chief Credit Officer have joint authority to approve loans up to the in-house limit of $150 million. The Board, generally through its Executive Loan Committee, approves loans in excess of the in-house limit. In addition, the Executive Loan Committee reviews and approves loans to executive officers, directors, and their affiliates and recommends those loans to the Board for its approval.
Our legal lending limit to any one borrower is approximately $213.6 million. All lending authorities are based on the borrower’s total credit exposure, which is an aggregate of the Bank’s lending relationship with the borrower either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through ownership or other control relationship.

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
Loan Concentrations
Our commercial loan portfolio consists predominately of owner-occupied real estate and non-owner occupied income-producing real estate and land development loans, which are primarily secured by real estate located in North Carolina and South Carolina. In order to monitor the portfolio for possible concentrations, we categorize our CRE loans by regulatory categories, including multi-family, retail, warehouse, office, healthcare, hotel/motel, and other commercial real estate. As of December 31, 2024, the largest categories of CRE loans as a percentage of total loans were retail at approximately 14%, followed by office, of which non owner-occupied was approximately 6% and owner-occupied was approximately 3%, commercial at approximately 7% and warehouse at approximately 6%. These CRE categories are within management's guidelines as a percent of total capital. The loans within these categories are generally secured by real estate and are therefore susceptible to changes in real estate valuations and other market disruptions. The loans were originated using underwriting standards as set forth by management. Our loan policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the ACL.
Most of our business activity is with customers located within the markets where we have banking operations. The following table presents our total lending exposure in the counties with the largest percentage of our loan portfolio as of December 31, 2024 and 2023. These percentages represent the geographic location of the customer, which may or may not also be the location of the loan collateral.

	2024	2023
Wake County, North Carolina	9.7%	10.1%
New Hanover County, North Carolina	8.9%	8.1%
Mecklenburg County, North Carolina	7.8%	7.6%
Buncombe County, North Carolina	5.2%	5.3%
Guilford County, North Carolina	4.9%	5.0%
No other market (as defined by county) had total loans outstanding in excess of 5% of the total portfolio at either period presented. We have no significant concentrations in a few borrowers or in individual Metropolitan Statistical Areas. Therefore, while our exposure to credit risk is affected by changes in the economy within our markets, the risk is not significantly concentrated.
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
Our Chief Investment Officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies, and reports to the Bank’s Asset Liability Committee ("ALCO"), which also has oversight of the Bank's investment activities. ALCO generally meets at least quarterly and reviews investment activity, portfolio composition, portfolio tenure, and other elements as necessary to assess the overall position of the securities portfolio and risk of the portfolio relative to the overall balance sheet. In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the securities portfolio are reviewed by the Board. Once a quarter, our interest rate risk exposure is evaluated by ALCO and a summary report is presented to the Board. A subset of the Bank's ALCO meets more regularly to evaluate a number of possible interest rate related activities. Each year, our written investment policy is reviewed by the Board and appropriate changes are made.
Deposits
We offer a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, savings accounts, money market accounts, and time deposits, including various types of certificates of deposits and individual retirement accounts. The Bank is a member of the CDARS program, which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank deposit team.
Brokered deposits are deposits obtained by utilizing an outside broker that is paid a fee. The Bank utilizes brokered deposits to accomplish several purposes, such as acquiring a certain maturity and dollar amounts without repricing the deposits of the Bank’s current customers (which could increase or decrease the overall cost of deposit), and to help manage interest rate risk.

Other Funding Sources
The FHLB of Atlanta allows us to obtain advances through its credit program. These advances are secured by qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans.
If appropriate, subordinated debentures or senior debt may be used to augment our funding sources. The availability of these funding sources is subject to broad economic conditions, regulation and investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. The proceeds of these issuances could be downstreamed to the Bank as common equity at the Bank level.
As additional sources of funding, we maintain credit arrangements with various other financial institutions to purchase federal funds and participate in the Federal Reserve's discount window borrowings program.

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
Market Area and Competition
We are a community-oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. As of December 31, 2024, we conducted business from 113 branches, with 100 branch offices located across North Carolina and 13 branches in South Carolina.
Our branches and facilities are located in small- to medium-sized communities and in larger metropolitan areas with economies based primarily on a variety of industries, including services and manufacturing. Our branch footprint includes larger North Carolina cities, including Charlotte, Raleigh (Triangle region), Greensboro/Winston-Salem (Triad region), Asheville and Wilmington, and larger South Carolina cities including Greenville, Columbia and Charleston.
Our primary loan markets were previously presented in the Loan Concentrations section above. The following table presents the counties with the largest share of our deposit base as of December 31, 2024 and 2023. No other market area (as defined by county) comprises more than 5% of our deposit base at either period presented.

	2024	2023
Moore County, North Carolina	9.2%	10.8%
Buncombe County, North Carolina	7.2%	7.2%
Guilford County, North Carolina	4.8%	5.0%
We experience strong competition in all aspects of the businesses in which we engage, including both making loans and attracting deposits, from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, non-traditional internet-based banks, insurance companies and agencies, and other financial intermediaries and investment alternatives, including mortgage companies, credit card issuers, leasing companies, finance companies, credit unions, money market mutual funds, brokerage firms, governmental and corporate bond issuers, and other securities firms. In many cases, our competitors have substantially greater resources, including broader geographic markets, higher lending limits, and the ability to make greater use of large-scale advertising and promotions, and offer certain services that we are unable to provide to our customers. We attempt to compete successfully with our competitors, regardless of their size, by emphasizing customer service, responsiveness, local decision making, and establishing relationships with our customers, while continuing to provide a wide variety of services. Additionally, many non-bank competitors are not subject to the same regulatory oversight or capital requirements, which can provide them a competitive advantage in some instances, such as operational flexibility and lower cost structures.
We encounter strong pricing competition in providing our services, particularly in making loans and attracting deposits. Competition for deposits in our markets and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Given the current rate environment, we are continuing to experience pressure to increase deposit rates in order to retain existing deposits and attract new deposits. Continued strong competition also exists in all of the lending activities we emphasize. With banks of all sizes attempting to maximize yields on earning assets and growth of their balance sheets, the competition for high-quality loans remains strong. Accordingly, loan rates in our markets continue to be under competitive pressure.
We expect competition in the industry to remain high. Competition may further intensify as additional companies (both banks and non-banks) enter the markets where we conduct business, competitors combine to present more formidable challengers, and we enter mature markets consistent with our expansion strategy.

Human Capital Resources
At First Bank, we consider our associates to be one of our competitive advantages, and continued investment in human capital is a top priority for us. We have historically focused on building a rewarding work environment as we believe that valued and engaged associates lead to satisfied and active customers, which contributes to enriched shareholder value. We emphasize open and honest communication, collaboration, goal attainment, and personal and professional growth as the foundation to delivering high-quality service to one another and our customers. As of December 31, 2024, we had 1,345 full-time and 51 part-time associates, all of whom are employed by the Bank and the majority of whom are located in North Carolina and South Carolina.
Our human capital management strategy focuses on attracting, developing and retaining top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion, or physical ability. We strive to identify and select the best candidates for all open positions based on the qualifying factors for each job. We are dedicated to providing a workplace for our associates that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our team members based on their individual results and team performance; and recognizing and respecting all of the characteristics and differences that make each of our associates unique. Our workforce consists of approximately 73% females and 18% minorities. Of our officer population, 73% are female or minorities, while our executive management team consists of 27% female or minority executives.
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
•Ensuring all open positions have a diverse pool of candidates, and our job requirements align with our principles and the markets we serve; and
•Creating internal organizational learning opportunities in which associates may voluntarily participate to deepen and develop personal understanding of diversity and inclusion.
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
Providing associates with meaningful, competitive and supportive benefits to care for their lives and families is a top priority for the Company. We are proud to offer a comprehensive benefits package that includes medical, dental, vision and life insurance, paid time-off, 401(k) profit-sharing plan participation and an employee stock purchase plan. In 2024, the Company’s 401(k) plan matched 100% of each employee’s elective deferral amount, up to the first 4% of their contribution. The Company will pay a 2% non-elective employer contribution to each associate based on 2024 eligible 401(k) compensation to make up the difference from the 6% that the Company historically matched.
The Company’s benefits programs also include an Employee Assistance Program which provides all associates a comprehensive and personalized process to meet their individual needs and support them through issues they may be facing. The program provides unlimited phone access for information, resources, and referrals and provides sessions with a counselor for the associate and their family members.
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

Since our total assets exceed $10.0 billion, under current banking regulations and as discussed further below, we are subject to heightened supervision and regulation.

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

Transactions with Affiliates. Bank subsidiaries of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in securities, and on the use of securities as collateral for loans to any borrower. The Dodd-Frank Act further extends the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending and borrowing transactions involving an affiliate as covered transactions under applicable regulations. It also expands the scope of covered transactions required to be collateralized, requires collateral to be maintained at all times for covered transactions required to be collateralized, and places limits on acceptable collateral. These restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payments of dividends, interest, and operational expenses.

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit to a customer on either a requirement that the customer obtain additional services provided by the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Bank Subsidiaries. Under Federal Reserve policy and the Dodd-Frank Act, the Company is required to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, capital and resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources or when it may not be in the Company’s or its shareholders’ best interests to do so. Any capital loans a bank holding company makes to a bank subsidiary are subordinate to deposits and to certain other indebtedness of that subsidiary.

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
Supervision and Regulation of the Bank
General. The Bank is a North Carolina state-chartered bank and is a member of the Federal Reserve. Federal banking regulations applicable to all depository financial institutions that, among other things, provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices, restrict preferential loans by banks to their “insiders," require banks to keep information on loans to major shareholders and executive officers, and bar certain director and officer interlocks between financial institutions.
As a state-chartered bank, the Bank is subject to regulation by the Commissioner. The Commissioner has a wide range of regulatory authority over the activities and operations of the Bank, and the Commissioner’s staff conducts periodic examinations of the Bank and its affiliates to ensure compliance with state banking laws and regulations and to assess the safety and soundness of the Bank. Among other things, the Commissioner regulates the merger of state-chartered banks, the payment of dividends, recordkeeping, types and amounts of loans and investments, the total of loans to one borrower and the establishment of branches. The Commissioner also has cease and desist powers over state-chartered banks for violations of state banking laws or regulations and for unsafe or unsound conduct that is likely to jeopardize the interest of depositors.
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

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit (1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to executive officers other than for certain specified purposes.
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
Safety and Soundness Standards. Certain non-capital safety and soundness standards also are imposed upon banks. These standards cover, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, regulatory capital and liquidity. In addition, each bank must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information, and ensure the proper disposal of customer and consumer information. A bank that fails to meet these standards may be required to submit a compliance plan or be subject to regulatory sanctions, including restrictions on growth.
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
Examinations. Banks are subject to periodic examinations by their primary regulators. In assessing a bank's condition, bank examinations have evolved from reliance on transaction testing to a risk-focused approach. These examinations are extensive and cover the entire breadth of the operations of a bank. Examinations alternate between the federal and state bank regulatory agencies, and in some cases they may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings of its most recent examinations. However, the examination authority of the Federal Reserve and the Commissioner allow examinations of supervised institutions as frequently as deemed necessary based on the condition of the institution or as a result of certain triggering events.
Dividends
A principal source of the Company's cash is from dividends received from the Bank, which are subject to regulation and limitation. As a general rule, regulatory authorities may prohibit banks from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, paying dividends that deplete a bank's capital base to an inadequate level is typically deemed an unsafe and unsound banking practice. In addition, a bank may not pay cash dividends that would reduce the amount of its capital to less than minimum applicable regulatory capital requirements. North Carolina banking law also places limitations upon the payment of dividends by North Carolina banks.
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
Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with a non-binding shareholder vote on executive compensation, a non-binding shareholder vote on the frequency of such vote, disclosure of "golden parachute" arrangements in connection with specified change in control transactions, and a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. The SEC has adopted rules mandated by the Dodd-Frank Act that require a public company to disclose the ratio of the compensation of its CEO to the median compensation of its employees and a comparison of executive compensation to the market performance of the Company's stock. These rules are intended to provide shareholders with information that they can use to evaluate executive compensation.
Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rule making, supervision, and enforcement authority for a wide range of consumer protection laws. The Bank is subject to the direct supervision of the CFPB. The CFPB focuses on risks to consumers and compliance with federal consumer financial laws, the markets in which firms operate and risks to consumers posed by activities in those markets, depository institutions that offer a wide variety of consumer financial products and services, and non-depository companies that offer one or more consumer financial products or services.
The consumer financial laws administered by the CFPB apply to all banks and include, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s lack of financial savvy, inability to protect himself in the selection or use of consumer financial products or services, or reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease and desist orders against banks and other entities that violate Federal consumer financial laws. The CFPB also may institute a civil action against an entity in violation of those consumer financial laws in order to impose a civil penalty or injunction.
Interchange Fees. The Bank is subject to limitations on interchange fees under the Durbin Amendment to the Dodd-Frank Act (the "Durbin Amendment"). The Durbin Amendment rules establish a maximum permissible interchange fee for an electronic debt transaction equal to the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The rules also allow for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards.
FDIC Insurance
As an FDIC insured depository institution, the Bank's deposits are insured up to applicable limits by the DIF which is generally $250,000. For this protection, each insured bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.
The FDIC insurance premium is based on an institution’s total assets minus its Tier 1 capital, and premiums are determined based on its capital, supervisory ratings, and other factors. Premium rates generally may increase if the DIF is strained due to the cost of bank failures and the number of troubled banks. In addition, if a bank experiences financial distress, operates in an unsafe or unsound manner, or is subject to a regulatory agreement or order, its deposit premiums may increase. The Dodd-Frank Act made banks with $10 billion or more in total assets responsible for increasing the DIF reserve ratio from 1.15% to 1.35% if necessary. Accordingly, the Bank's premiums may increase from time to time if the FDIC needs to increase assessments in order to replenish the fund and restore the DIF reserve ratio to 1.35%.

In December 2023, the FDIC approved a final rule implementing a special assessment to replenish the DIF reserve ratio. Based upon the terms of the special assessment, the Bank was not required to pay at the increased assessment rate.
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
In November 2021, the federal banking regulators adopted a regulation that, among other things, requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or stock price, or pose a threat to the financial stability of the U.S.
In July, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the role of the Board in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. Refer to Item 1A, “Risk Factors,” and Item 1C, "Cybersecurity," for additional disclosures related to cybersecurity.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, the risks of significant data loss or any material financial losses related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. Additional discussion of our cybersecurity risk management process and strategy are contained in Item 1C. of this Report.
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
The AML, which amended the BSA, is intended to be a comprehensive reform and modernization of the United States bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Community Reinvestment Act. In October 2023, the Federal Reserve, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. Most of the provisions become applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.
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
As required by the Dodd-Frank Act, U.S. banking agencies have jointly issued comprehensive regulations or guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging teammates to take imprudent risks. This guidance significantly affects the amount, form, and context of incentive compensation that may be provided to teammates and could negatively affect the Company’s ability to compete for talent relative to non-banking companies. The SEC finalized its incentive compensation clawback rule which may result in additional costs and restrictions on the form of the Company’s incentive compensation.
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
Digital Asset Regulation
Although the federal banking agencies have not developed formal regulations governing the digital asset activities of banking organizations, the supervisory framework dictates that, in order to effectively identify and manage digital asset-related risks and obtain supervisory non-objection to the proposed engagement in digital asset activities, banking organizations must implement appropriate risk management practices, including with respect to board and management oversight, policies and procedures, risk assessments, internal controls and monitoring.
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
Risks Related to Our Business
Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity including a possible recession, could adversely impact our business, results of operations and financial condition.
Our success is impacted, to a certain extent by global, domestic and local economic and political conditions, as well as governmental monetary policies. More specifically, the local economic conditions of the Carolinas and the specific markets in which we operate have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans to us. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. A deterioration in economic conditions, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on eleven separate occasions. Beginning in September 2024, the FOMC began to lower the target range for the federal funds rate. As of December 31, 2024, the target range was 4.25% to 4.50%. In January 2025, the FOMC maintained the target range for the federal funds rate. Although economic forecasts vary, the FOMC has indicated an expectation of two 25 basis point rate cuts during 2025. Some economists are projecting that, due to changes in fiscal and economic policies, including tariffs, US economic activity may slow or decrease in 2025. Economic weakness or persistent inflation could lead to decreased business and consumer confidence and weaker-than-anticipated spending, thereby leading to possible adverse impacts to our business including asset quality, deposit levels, loan demand and results of operations.
We also face credit risk arising from economic and geopolitical conditions, among other forms of risk. As we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. CRE values continue to fluctuate and the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to ongoing economic and behavioral developments. Some economic indicators suggest that CRE prices remain high relative to fundamentals and US market delinquency rates are elevated. Credit performance over is susceptible to economic and market forces. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations. Additionally, inflation risk can have an adverse impact on our customers ability to repay their loans. Our customers may be affected by inflation pressures and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their cash flows and their ability to repay their loans to us.

Lending activities involve substantial credit risk.
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
Lending generally involves various degrees of risk pending on the facts and circumstances of the loan and borrower. If general economic conditions in the market areas in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Further, the deterioration of borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on our financial condition and results of operations. Risk of loan defaults is unavoidable in the banking industry. We attempt to limit exposure to this risk by monitoring carefully the amount of loans in specific industries and by exercising prudent lending practices. However, the risk that substantial credit losses could result in reduced earnings or losses cannot be eliminated.
Our ACL may not be adequate to cover actual losses.
CECL requires that credit deterioration is reflected in the income statement in the period of origination or acquisition of a loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. CECL also requires significant management judgment that is supported by models, assumptions, and data elements which may be subjective in nature or, as in the case of macroeconomic forecasts, be volatile from period to period. These factors involve model risk and are complex and could impact the Company's results of operations and capital levels, particularly in times of economic uncertainty or other unforeseen circumstances.
CECL requires a high degree of judgment related to risk characteristics, asset classification, loss drivers, impact of historical loss data and other factors to develop an estimate of expected lifetime losses. The CECL methodology also may result in perceived small changes to future forecasts having a disproportionate impact on the ACL and resulting provision for loan losses from period to period.
Because of the extensive use of estimates and assumptions, our actual loan losses could differ, possibly significantly, from our estimate and it is possible that the ACL will need to be increased for changes in economic forecasts, credit deterioration, or regulatory feedback. An increase in the ACL could materially and adversely affect our earnings, profitability and capital levels.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. Therefore, the FOMC increased the target range eleven times throughout 2022 and 2023. In the latter months of 2024, due to lower, more consistent inflation levels, the Federal Reserve lowered its federal funds target rate by 100 basis points. As of

December 31, 2024, the target range for the federal funds rate was 4.25% - 4.50%. It remains uncertain whether then FOMC will further decrease the federal funds rate to attain a monetary policy appropriate to keep inflation at normalized levels, leave the rate at its current level for a lengthy period of time or if it will resume increasing the target range.
Although not necessarily expected in 2025, if the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, would generally be adversely affected. Earnings could also be adversely affected if the interest rates received on our loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
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
In its assessment of the larger bank failures that occurred in the first and second quarters of 2023, the FDIC concluded that a significant contributing factor to the failures of the institutions was the proportion of the deposits held by each institution that exceeded FDIC insurance limits. Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. In July 2023, the federal banking agencies issued an interagency policy statement to underscore the importance of robust liquidity risk management and contingency funding planning. In the policy statement, the regulators noted that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change.
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Bank may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. For additional information regarding uninsured deposits and liquidity, see Deposits and Liquidity sections of 2024 MD&A Item 7 following.
Cybersecurity incidents or other disruptions of communications or information systems could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures, known as advanced persistent threats, directed at us and/or our third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our business operations. Any successful cyberattack may subject us to regulatory investigations, litigation (including class action litigation) or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect our business, financial condition or results of operations and damage our reputation. In addition, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
We rely on certain external vendors.
We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. We outsource the processing of our core data system, as well as other systems such as online banking, to third party vendors. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, changes in the vendor’s organizational structure, financial condition, and support for existing products and services. While we believe these policies and procedures help to mitigate risk, and our vendors are not the sole source of service, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and its financial condition and results of operations. Additionally, if our third party vendors encounter difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.
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
As part of these transactions, we settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions we facilitate include wire transfers, debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of our operations or integrity of our processing were compromised, this could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.
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
The Bank is subject to extensive regulation and supervision by the Commissioner and the Federal Reserve. This regulation and supervision is intended primarily to enhance the safe and sound operation of the Bank and for the protection of the DIF and our depositors and borrowers, rather than for holders of our equity securities and creditors. In the past, our business has been materially affected by these regulations. This trend is likely to continue in the future.
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
Consumers may decide not to use banks or specifically our Company to complete their financial transactions.
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
Additionally, we face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, thrifts, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries, such as online lenders and banks.
As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
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
Reputation risk, or the risk to our business, earnings, and capital from negative public opinion regarding our Company and the financial services industry in general, is inherent in our business. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we have taken steps to minimize reputation risk in dealing with our clients and communities, this risk always will be present given the nature of our business. In addition, the financial stability of other financial institutions could adversely impact our ability to engage in routine funding transactions. Defaults by, or even rumors or questions about one or more financials institutions can lead to market-wide liquidity challenges and could lead to losses or defaults by us or by other institutions.
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
We may not be able to attract and retain skilled employees, adversely affecting our business.
The success of our business is highly dependent on the talents and efforts of our employees. Additionally, relationships between our key employees and the customers with whom they maintain relationships contribute to our success. Therefore, our success depends on our ability to attract and retain skilled people. Competition for the best people can be intense, and we may not be able to hire or retain sufficiently qualified people. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and/or the difficulty of promptly finding qualified replacement personnel. The loss of business if the customers were to follow that employee to a competitor or otherwise choose to transition to another financial services provider could adversely impact our business. While we believe we have strong relationships with our key personnel, there is no guarantee that all of our key personnel will remain with our organization.
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

Acquiring other financial institutions, financial services companies, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:
•Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, and with integrating acquired businesses, resulting in the diversion of resources from the operation of our existing businesses;
•Acquisitions may also be subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate acquisitions that we believe are in our best interests;
•Difficulty in estimating the value of target companies or assets and in evaluating credit, operations, management, and market risks associated with those companies or assets;
•Payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•Potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for regulatory and compliance issues;
•Exposure to potential asset quality issues of the target company;
•Difficulties, inefficiencies or cost overruns associated with the integration of the operations, personnel, technologies, services, and products of acquired companies with ours. Further, expected revenue and/or operational synergies and cost savings associated with pending or recently completed acquisitions may not be fully realized or realized within the expected time frame;
•Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
•Potential disruption to our business; and
•The possible loss of key employees and customers of the target company.
Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition, and results of operations.
If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a significant negative impact on our profitability.
Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another business. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. At December 31, 2024, our goodwill totaled $478.8 million. While we have recorded no impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
Risks Related to Our Common Stock
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
Common stock is equity and is subordinate to our existing and future indebtedness and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.
Shares of our common stock are equity interests in the Company and do not constitute indebtedness. As such, shares of the common stock rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including our liquidation. Upon liquidation, lenders and holders of our debt securities, would receive distributions of our available assets prior to holders of our common stock.
There can be no assurance that we will continue to pay cash dividends.
Although we have historically paid cash dividends on our common stock, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, economic conditions, and such other factors as the board may deem relevant.
Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.
Although our common stock is listed for trading on the NASDAQ Global Select Market under the symbol “FBNC,” the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the comparatively lower trading volume of our common stock relative to larger institutions, significant sales of our common stock or other volatility in our shares in the public market could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.
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
Our acquisition activities could involve a number of additional risks, some of which are described in more detail elsewhere in this Report and include: the possibility that expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve; using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or assets; incurring the time and expense required to integrate the operations and personnel of the combined businesses; the possibility that we will be unable to successfully implement integration strategies due to challenges associated with integrating complex systems, technology, banking offices, and other assets of the acquired company in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies; the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding the Company, the target company, the assets acquired or the proposed combined entity; and losing key employees and customers as a result of an acquisition that is poorly received.
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
As one of the elements of the Company’s overall enterprise-wide risk management approach, our Information Security Program is focused on the following key areas:
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
•Third-Party Risk Management: Management of the Company’s third parties, including vendors and service providers, is conducted through a risk-based approach and the level of due diligence is driven from risk factors established by our Risk Management program. The process provides awareness and collaboration across internal teams including, but not limited to, Information Technology, Information Security and Business Continuity. In addition to ongoing monitoring of select vendors, a review is conducted on new or significantly changed third parties, applications, and technology to ensure that systems and third parties meet certain baseline requirements. This process is used to identify and monitor risks in vendor arrangements and assists management in establishing appropriate risk responses.
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
Governance
The Risk Committee of the Board provides direction and oversight of the enterprise-wide risk management framework of the Company, including the management of risks arising from cybersecurity threats. The Risk Committee receives periodic presentations which include updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Risk Committee also receives information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The full Board receives reports from the Risk Committee related to information cybersecurity.
Our Chief Operating Officer ("COO"), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s Incident Response Plans, including an assessment of the potential materiality of any cybersecurity incident. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the COO, Information Security, and Risk Management teams monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Corporate Crisis Management Team and ultimately the Board when appropriate. We believe our Board and management, including the Chief Operating Officer, have the appropriate expertise, background, and depth of experience to manage risks arising from cybersecurity threats, including applicable knowledge gained through industry experience, internal and external training, and periodic discussions with consultants and peers with applicable knowledge and expertise. In addition, members of our management hold varying levels of relevant cybersecurity certifications.
To our knowledge, neither cybersecurity threats, nor the results including as a result of any previous cybersecurity incidents have materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors - Risks Related to Out Business.
Item 2. Properties
The main offices of the Company and the Bank are located in a building in Southern Pines, North Carolina that is owned by the Bank. The building houses corporate, accounting, and administrative facilities. The Bank’s operational departments, including accounting functions, information technology operations, loan operations, and deposit operations, are primarily housed in buildings in Greensboro, North Carolina; Dunn, North Carolina; Fletcher, North Carolina; and Troy, North Carolina, which are owned by the Bank. At December 31, 2024, the Company operated 113 bank branches. The Company owned all of its bank branch premises except 13 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Bank also leases several other office locations for administrative functions. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.
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
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on NASDAQ under the trading symbol “FBNC.” Tables have been included in Item 7 under the heading, "Selected Financial Information," which provide historic information on the market price for the Company’s common stock. As of February 21, 2025, there were approximately 3,490 shareholders of record and another approximately 21,528 shareholders whose stock is held in “street name.”
The tables in Item 7 under "Selected Financial Information" section also include information regarding cash dividends declared per share of common stock for the periods presented. For each quarter in 2024, we declared a cash dividend of $0.22 per common share. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. However, our ability to pay future cash dividends can be restricted or eliminated by regulatory authorities.
Securities authorized for issuance under equity compensation plans
Refer to “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.
Issuer Purchases of Equity Securities
Beginning in January 2024 and continuing through 2025, the Board of Directors of the Company has authorized the repurchase of up to $40 million in shares of the Company’s common stock in private transactions and open market purchases. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. No repurchases of any shares of the Company's common stock were made in 2024 or in 2025 through the date of this Annual Report in Form 10-K.

Performance Graph
The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2019 and ending December 31, 2024, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and the S&P U.S. BMI Banks Industry Group Index, as constructed by S & P Global (reflecting performance in broad market banking industry stocks). The graph and table assume that $100 was invested on December 31, 2019 in each of the Company’s common stock, the Russell 2000 Index, and the S&P U.S. BMI Banks Industry Group Index, and that all dividends were reinvested.
First Bancorp Comparison of Five-Year Total Return Performances (1)
Five Years Ended December 31, 2024

200
150
100
50
0
Total Return
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
First Bancorp
Russell 2000 Index
S&P US BMI Banks Industry Group Index

	Total Return Index Values (1) December 31,
	2019	2020	2021	2022	2023	2024
First Bancorp	$100.00	$87.28	$120.15	$115.15	$102.20	$124.28
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P US BMI Banks Industry Group Index	$100.00	$87.24	$118.61	$98.38	$107.32	$143.68
_____________
(1)Total return indices were provided from an independent source, S&P Global Market Intelligence, New York, New York, and assume initial investment of $100 on December 31, 2019, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

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
Overview and 2024 Highlights
The Company is a bank holding company headquartered in Southern Pines, North Carolina. We provide diversified financial services primarily though the Bank, our principal subsidiary, including commercial and consumer banking services, mortgage lending, SBA lending, accounts receivable financing, and investment advisory services. As of December 31, 2024, the Bank had a 113 branch network in North Carolina and South Carolina and 1,371 full-time equivalent employees. We have grown organically as well as through strategic acquisitions as discussed previously in "Recent Developments and Acquisitions".
2024 Financial Highlights:
•Return on average assets was 0.63% for the year ended December 31, 2024, as compared to 0.87% for the prior year. Return on average common equity of 5.38% was reported for the year ended December 31, 2024, as compared to 8.05% for the prior year.
•Our total assets at December 31, 2024 were $12.1 billion, a 0.3% increase from a year earlier.
•Total loans outstanding contracted by $0.1 billion, or 0.7%, during the year. Loans totaled $8.1 billion at December 31, 2024.
•Credit quality continued to be strong with the NPA to total assets ratio at 0.39% as of December 31, 2024, as compared to 0.37% at December 31, 2023. Net charge offs as a percentage of average loans were 0.07% for 2024, as compared to 0.08% for the prior year.
•Capital remained strong with a total CET1 ratio of 14.35%, up from 13.20% for the prior year, and total risk-based capital ratio of 16.63% as of December 31, 2024, an increase from 15.54% for the prior year.
•We earned net income of $76.2 million, or $1.84 diluted EPS, during 2024 compared to net income of $104.1 million, or $2.53 diluted EPS, in 2023. As noted below, 2024 results were dampened by a $13 million provision related to potential exposures from Hurricane Helene and a $36.8 million securities loss transaction that took place during the fourth quarter of 2024. See the following for discussion of changes to net income:
•Net interest income for 2024 decreased $14.6 million, or 4.2%, driven by increased interest expense offset by higher interest income. The NIM on a tax-equivalent basis was 2.91% for 2024, a decrease of 15 basis points from the prior year. Despite the growth in average earning assets, the market-driven increase in rates on liabilities in the first half of 2024 occurred at a more rapid pace than the increase in yields on assets which resulted in the reduction in NIM for 2024.
•Total interest income increased $30.3 million in 2024 as compared to 2023, driven by higher interest income on loans of $22.3 million related to a combination of higher volumes of average balances and increased yields. Interest income on other interest-earning assets, primarily overnight funds, increased $12.8 million, primarily the result of higher volumes.
•The 2024 increase in interest expense of $44.9 million was driven by higher market rates in late 2023 and the first half of 2024 which resulted in repricing of our deposits and a corresponding $57.2 million increase in interest expense, especially in money market accounts which accounted for $47.9 million of the increase. Offsetting the increase in interest expense on deposits was a reduction in interest expense on borrowings, which fell $12.4 million, primarily a result of lower average balances of borrowings outstanding.
•Provision for credit losses for 2024 of $16.4 million was down from $17.8 million in 2023 due primarily to the initial provision established for acquired non-PCD loans of $12.2 million in 2023,

lower organic loan growth in 2024 and generally positive updated economic forecasts, which are a key driver in the Company's CECL model as discussed further in the "Provision for Loan Losses" section below, and a reduction in the level of unfunded commitments. This was partially offset by the $13 million provision related to potential exposure from Hurricane Helene in 2024.
•Noninterest income declined $39.4 million in 2024, which resulted primarily from the $38.0 million securities loss, $36.8 million of which was related to a securities loss-earnback transaction that took place in the fourth quarter of 2024. Refer to "Noninterest Income" section below for further discussion.
•Noninterest expense decreased $18.8 million in 2024, primarily related to the GrandSouth acquisition completed January 1, 2023, which resulted in merger and acquisition expense of $13.7 million in 2023. In 2024, the Company actively managed headcount and applied additional expense controls. Refer to "Noninterest Expense" section below for further discussion.
•Income tax expense was down $5.9 million from the prior year relative to lower pre-tax income. The 2024 effective tax rate of 22.3% was up from the prior year as the result of incremental state tax-related expenses recorded in 2024 relating to prior years.
Current Economic Conditions
Recent economic activity has shown resilience with generally positive domestic results, low unemployment and increased demand for goods and services. While inflationary pressures continue, monetary policy actions taken by the Federal Reserve over the last three years have resulted in a lower inflation rate in 2024. A mix of positive and negative economic indicators remained present at the end of 2024 and there continues to be some uncertainty in economic conditions, and as such, we could be subject to ongoing risks, which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.
Our financial position and results of operations are susceptible, among other factors, to the ability of our loan customers to meet their loan obligations to us, the availability of our workforce, the availability of our vendors, and the volatility in the value of assets held by us or securing our loans. We have not realized significant negative impact on our loan portfolio or asset quality to date as a result of the current economic conditions. However, the economic pressures and uncertainties, increased consumer demand and recent volatility in both short-term and long-term interest rates have resulted in, and may continue to result in, specific changes in consumer and business spending and borrowing habits, given the current and expected interest rate environment, which could make it difficult to grow assets and income.
The extent to which the current economic conditions have a further impact on our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including actions taken by governmental authorities in response to inflationary trends and recessionary risks.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with GAAP and with general practices followed by the banking industry. Certain policies inherently have a greater reliance on the use of estimates, assumptions, or judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL and related Allowance for Unfunded Commitments, as well as business combinations, related fair value measurements and goodwill determination to be the accounting areas that require the most subjective or complex judgments, estimates, and assumptions, and where changes in those judgments, estimates, and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements. See the "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" discussion in the Financial Condition section of Management's Discussion and Analysis.
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
Our ACL is assessed at each quarterly balance sheet date and adjustments are recorded in the provision for loan losses on the consolidated statements of income. There are many factors affecting the ACL, some of which are quantitative, while others require qualitative judgment. There are both internal factors (i.e., loan balances, historical loss rates, credit quality, the contractual lives of loans), external factors (i.e., economic conditions such as trends in housing prices, interest rates, GDP, inflation, and unemployment), and assumptions of probability of default and loss given default by loan category, that can impact the ACL estimate. One of the most significant assumptions is the macroeconomic scenario forecasts that determine the economic variables utilized in the ACL model. Due to the inherent uncertainty in the macroeconomic forecasts, we evaluate a baseline scenario quarterly, as well as upside or downside macroeconomic scenarios to assess the most reasonable scenario based on review of the variable forecasts for each scenario, comparison to expectations, and sensitivity of variations in each scenario.
The most significant variable in the economic forecasts is the national unemployment rate (which has remained relatively stable), and changes in unemployment forecasts can have significant impact to the estimated ACL. Other economic variables include national GDP, the national commercial real estate pricing index and the national home price index. We use the national unemployment rate in all of our models regardless of the loan portfolio type, and we use a second economic variable in each cohort model depending on the loan portfolio type. The ACL quantitative estimate is sensitive to changes in the economic variable forecasts during the twelve-month reasonable and supportable forecast period with a straight-line reversion over the next three years to long-term average loss factors. There have been no changes to the reasonable and supportable period or reversion period in any year presented.
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
ASC 350-10 establishes standards for an impairment assessment of goodwill. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. Generally, absent potential impairment indicators, we perform an annual assessment of whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock, and other relevant events. During 2024 there were no triggers warranting interim impairment assessments and for the 2024 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value. At December 31, 2024, we had $478.8 million of goodwill.
Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our consolidated financial statements entitled “Summary of Significant Accounting Policies.”

RESULTS OF OPERATIONS
The following discussion reviews the results of operations and key drivers to change in the results of 2024 as compared to 2023. For a description of our results of operations for 2023 as compared to 2022, refer to the "Overview and 2023 Highlights," Results of Operations," and "Analysis of Financial Condition and Changes in Financial Condition" sections of Item 7 in our 2023 Form 10-K.
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
Net interest income amounted to $332.3 million in 2024, a decrease of $14.6 million, or 4.2%, from $346.8 million in 2023. The decrease was primarily due to the increase in rates on interest-bearing deposits, specifically money market accounts, partially offset by lower interest expense on borrowings, a result of lower average balances on borrowings. Partially offsetting the increased interest expense was increased interest income, primarily the result of higher average balances on interest-bearing assets. Within interest-bearing assets, interest income was positively impacted by growth in the average balances of loans and other interest-earning assets, primarily overnight funds, partially offset by lower average balances on taxable securities.
In line with the lower net interest income related to the increase in the cost of interest-bearing liabilities was the compression of our NIM which, on a tax-equivalent basis, declined to 2.91% in 2024 from 3.06% in 2023. For internal purposes, we evaluate our NIM on a tax-equivalent basis by adding the tax benefit realized from tax-exempt loans and securities to reported interest income, then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-

equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

($ in thousands)	Year ended December 31,
	2024	2023	2022
Net interest income, as reported	$332,273	$346,843	$325,015
Tax-equivalent adjustment	2,983	2,694	2,780
Net interest income, tax-equivalent	$335,256	$349,537	$327,795
Net interest margin, as reported	2.89%	3.03%	3.25%
Net interest margin, tax-equivalent	2.91%	3.06%	3.28%
Our total cost of deposits has been more impacted by the FOMC's changes in short term rates than the yield on our interest-earning assets. The target federal funds rate peaked at 5.50% in July 2023 and remained there until beginning to decrease in September 2024, falling a total of 100 basis points by the end of 2024, helping to increase our NIM (tax-equivalent) to 3.07% in the fourth quarter of 2024. As shown in the chart below, our NIM (tax-equivalent) has grown 27 basis points since its recent low for the first quarter of 2024. This NIM (tax-equivalent) expansion is the result of our yield on interest-earning assets continuing to earn at higher rates, increasing 11 basis points during the same period, while our total cost of deposits peaked in the third quarter of 2024, declining to 1.57% for the fourth quarter of 2024.

First Bancorp Comparison of Net Interest Margin (Tax-Equivalent),
Yield on Earning Assets and Total Cost of Deposits
Eight Quarters Ended December 31, 2024

5.00%
4.00%
3.00%
2.00%
1.00%
—%
Average Rate
4.16%
4.26%
4.31%
4.38%
4.43%
4.52%
4.55%
4.54%
3.31%
3.08%
2.97%
2.88%
2.80%
2.87%
2.90%
3.07%
0.75%
1.08%
1.27%
1.41%
1.56%
1.72%
1.76%
1.57%
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
Net interest margin (tax-equivalent)
Yield on earning assets
Total cost of deposits

Our NIM for all periods presented below benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each year presented.

	Year ended December 31,
($ in thousands)	2024	2023	2022
Interest income – increased by accretion of loan discount on acquired loans	$8,938	$11,507	$5,621
Total interest income impact	8,938	11,507	5,621
Interest expense – (increased) reduced by (discount accretion) premium amortization of deposits	(826)	(3,101)	593
Interest expense – increased by discount accretion of borrowings	(767)	(842)	(254)
Total net interest expense impact	(1,593)	(3,943)	339
Impact on net interest income	$7,345	$7,564	$5,960
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year after an acquisition due to the natural reduction in the outstanding balance of acquired loans. Alternately, levels of accretion will increase as a result of acquisitions and related additions to loan discounts on acquired portfolios which are accreted to income as experienced in 2023 with the GrandSouth acquisition.
At December 31, 2024 and 2023, unaccreted loan discount on purchased loans amounted to $15.1 million and $24.0 million, respectively. The GrandSouth acquired portfolio comprises the majority of the remaining unaccreted loan discount at December 31, 2024.

The following table presents the major components of the net interest income and NIM.

Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2024			2023			2022
($ in thousands)	Average Volume	Interest Earned or Paid	Avg. Rate	Average Volume	Interest Earned or Paid	Avg. Rate	Average Volume	Interest Earned or Paid	Avg. Rate
Assets
Loans (1) (2)	$8,046,681	$441,181	5.48%	$7,902,628	$418,853	5.30%	$6,293,319	$278,188	4.42%
Taxable securities	2,608,494	47,510	1.82%	2,920,040	52,276	1.79%	3,059,683	53,536	1.75%
Non-taxable securities	291,520	4,466	1.53%	296,287	4,485	1.51%	296,803	4,387	1.48%
Short-term investments, primarily interest-bearing cash	561,886	26,083	4.64%	314,537	13,330	4.24%	339,437	5,007	1.48%
Total interest-earning assets	11,508,581	519,240	4.51%	11,433,492	488,944	4.28%	9,989,242	341,118	3.41%
Cash and due from banks	84,997			93,182			104,374
Premises and equipment	147,916			151,980			135,163
Other assets	393,001			354,379			327,993
Total assets	$12,134,495			$12,033,033			$10,556,772

Liabilities and Equity
Interest-bearing checking	$1,395,856	$9,910	0.71%	$1,457,272	$6,192	0.42%	$1,545,573	$1,219	0.08%
Money market deposits	4,039,999	126,531	3.13%	3,355,992	78,643	2.34%	2,515,897	5,610	0.22%
Savings deposits	564,473	1,209	0.21%	668,730	1,024	0.15%	739,681	459	0.06%
Other time deposits	666,868	20,429	3.06%	737,330	19,023	2.58%	551,852	2,541	0.46%
Time deposits >$250,000	373,851	14,006	3.75%	343,669	9,984	2.90%	287,194	1,520	0.53%
Total interest-bearing deposits	7,041,047	172,085	2.44%	6,562,993	114,866	1.75%	5,640,197	11,349	0.20%
Short-term borrowings	137,692	7,116	5.17%	374,254	19,289	5.15%	52,273	1,828	3.50%
Long-term borrowings	95,275	7,766	8.15%	99,858	7,946	7.96%	65,531	2,926	4.46%
Total interest-bearing liabilities	7,274,014	186,967	2.57%	7,037,105	142,101	2.02%	5,758,001	16,103	0.28%
Noninterest-bearing checking	3,367,035			3,613,973			3,643,330
Total sources of funds	10,641,049		1.76%	10,651,078		1.33%	9,401,331		0.17%
Other liabilities	76,985			88,870			58,056
Shareholders’ equity	1,416,461			1,293,085			1,097,385
Total liabilities and shareholders’ equity	$12,134,495			$12,033,033			$10,556,772
Net yield on interest-earning assets and net interest income		$332,273	2.89%		$346,843	3.03%		$325,015	3.25%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$335,256	2.91%		$349,537	3.06%		$327,795	3.28%
Interest rate spread			1.94%			2.26%			3.13%
Average prime rate			8.31%			8.20%			4.86%
(1)Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan (cost)/fee amortization, in the amounts of $(1.1) million, $0.5 million, and $3.1 million for 2024, 2023, and 2022, respectively.
(2)Includes accretion of discount on acquired loans of $8.9 million, $11.5 million, and $5.6 million in 2024, 2023, and 2022, respectively.
(3)Includes tax-equivalent adjustments of $3.0 million, $2.7 million and $2.8 million in 2024, 2023, and 2022, respectively, to reflect the federal and state tax benefit that we receive related to tax-exempt securities and tax-exempt loans, which carry interest rates lower than similar taxable investments/loans due to their tax exempt status. This amount has been computed assuming a 23% tax rate and is reduced by the related nondeductible portion of interest expense.

The following table presents additional detail regarding the estimated impact that changes in loan and deposit volumes and changes in the interest rates we earned/paid had on our net interest income in 2024 and 2023.

Volume and Rate Variance Analysis
	Year Ended December 31, 2024			Year Ended December 31, 2023
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)	Changes in Volumes	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$7,767	$14,561	$22,328	$78,177	$62,464	$140,641
Taxable securities	(5,626)	860	(4,766)	(2,472)	1,212	(1,260)
Non-taxable securities	(73)	54	(19)	(8)	106	98
Other interest-earning assets, primarily overnight funds	10,982	1,771	12,753	(711)	9,034	8,323
Total interest income	13,050	17,246	30,296	74,986	72,816	147,802

Interest expense:
Interest bearing checking accounts	(348)	4,066	3,718	(223)	5,196	4,973
Money market accounts	18,726	29,162	47,888	10,780	62,253	73,033
Savings accounts	(192)	377	185	(77)	642	565
Other time	(2,479)	3,885	1,406	4,244	12,238	16,482
Time deposits >$250,000	1,004	3,018	4,022	970	7,494	8,464
Total interest-bearing deposits	16,711	40,508	57,219	15,694	87,823	103,517
Short-term borrowings	(12,208)	35	(12,173)	13,950	3,531	17,481
Long-term borrowings	(369)	189	(180)	2,112	2,888	5,000
Total interest expense	4,134	40,732	44,866	31,756	94,242	125,998

Net interest income	$8,916	$(23,486)	$(14,570)	$43,230	$(21,426)	$21,804
Note - Changes attributable to both volume and rate are allocated equally between rate and volume variances.

Overall, as demonstrated in the above table, net interest income contracted $14.6 million in 2024. Higher rates on interest-bearing liabilities were partially offset by higher rates on interest-earning assets and higher earning asset volumes.
•For 2024, higher market rates contributed to an additional $14.6 million of loan interest income while higher loan volume resulted in a $7.8 million increase in interest income. Variable rate loans comprised approximately 23% of the loan portfolio at December 31, 2024, and, accordingly, the magnitude of the immediate yield impact we experience from each rate change is limited.
•Decreases in the overall volume of average investment securities, partially offset by higher yields on the portfolio, resulted in decreased interest income of $4.8 million in 2024.
•Higher volumes on other interest-earning assets (primarily interest-bearing cash balances) along with higher yields resulted in an increase in interest income of $12.8 million for the year.
•The increase of $57.2 million in interest expense on deposits was driven by higher rates on accounts as we repriced deposits during late 2023 and the start of 2024 in response to the market increases and to retain and grow deposits to meet our funding needs, combined with higher volumes, primarily in money market deposit accounts.
•Lower levels of borrowings, historically short-term FHLB advances to fund loan demand and deposit fluctuations, contributed $12.6 million to the decrease in borrowings interest expense, which, in total, decreased $12.4 million in 2024.
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
The provision for loan losses was $18.8 million in 2024 and $19.8 million in 2023. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the CECL model. The primary contributor to the lower provision in 2024 was the initial provision established for acquired non-PCD loans of $12.2 million recorded in 2023 as a result of the acquisition of GrandSouth. The provision for loan losses for 2024 included $13 million related to potential credit exposure from Hurricane Helene. We subscribe to a third-party service which provides quarterly macroeconomic scenarios for the United States economy. For 2024, we continue to utilize the baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection. The economic forecasts throughout the year have exhibited general stability of the economy demonstrated in relatively low unemployment rates, solid GDP, relatively stable consumer and producer price indices, and mixed results for real estate price indices for commercial and residential properties. These improving economic projections translated to lower forecasted losses in our loan portfolio and, thus a lower estimated ACL, exclusive of portfolio growth and the reserves related to Hurricane Helene.
Also under the CECL method, in 2024 we recorded a reduction in the provision for unfunded commitments of $2.3 million compared to a reduction of $1.9 million for 2023. Changes in the level of provision each year are generally related to fluctuations in the level of available credit lines and updated loss drivers.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $744 million of loans outstanding as of December 31, 2024. The Company continues to update analyses to identify impacts from the storm and has applied increased reserve rates based upon severe economic factors to the loans in the path of Helene. Additionally, the Company continues to evaluate the largest commercial loans in that population and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. The incremental reserve for potential exposure from Hurricane Helene was $13.0 million and added 16 basis points to the Allowance for Credit Losses as of December 31, 2024.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $17.9 million in 2024, $57.3 million in 2023, and $67.8 million in 2022.
The decreased noninterest income for the year ended December 31, 2024 as compared to the same period in 2023 is a result of "Securities losses, net" in 2024 and lower "Other income, net," partially offset by increased "SBA loan sale gains." Details of the more significant components of noninterest income are presented in the table below. For the year ended December 31, 2024, the change in "Other income, net" was related to the timing of the recognition of gain and loss from other investment activity, which does not include AFS or HTM securities.

Noninterest Income
	Year Ended December 31,
($ in thousands)	2024	2023	2022
Service charges on deposit accounts	$16,620	$16,800	$15,368
Other service charges and fees - bankcard and interchange income, net	9,306	9,319	14,996
Other service charges - other	12,961	12,766	11,292
Presold mortgage loan fees and gains on sale	2,292	1,613	2,102
Commissions from sales of financial products	5,270	5,503	5,195
SBA loan sale gains	3,630	2,489	5,076
Bank-owned life insurance ("BOLI") income	4,773	4,350	3,847
Securities losses, net	(37,981)	—	—
Other gains, net	1,028	4,465	9,948
Total noninterest income	$17,899	$57,305	$67,824
Service charges on deposit accounts decreased $0.2 million, or 1.1%, in 2024 as compared to 2023.
Other service charges and fees - bankcard interchange income, net represents interchange income from debit and credit card transactions, net of associated interchange expense and amounted to $9.3 million in 2024, a 0.1% decrease from the $9.3 million in 2023.
Other service charges - other includes items such as ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. Also included in this category are SBA guarantee servicing fees and related servicing rights amortization which fluctuate based on the volume of and prepayment speeds on SBA loans serviced for others. The increase in this item in 2024 was of $0.2 million, or 1.5%.
Securities losses, net was $38.0 million in 2024. Of this balance, $36.8 million related to a securities loss-earnback transaction from the fourth quarter in which the Company sold $283.8 million of AFS securities bearing 1.62% at a loss of approximately $36.8 million and a purchased a total of $494.9 million in AFS securities bearing 5.21%.
Other gains, net amounted to a net gain of $1.0 million for 2024. For 2022, the balance consisted primarily of death benefits realized on BOLI policies which were nominal in 2023 and 2024. The decline from 2023 to 2024 was primarily driven by SBA consulting fees, which declined from $2.6 million in 2022 to $0.3 million in 2024 as the Company ceased offering these services in early 2024.
Noninterest Expenses
Total noninterest expenses totaled $235.6 million, $254.4 million, and $195.2 million, for 2024, 2023, and 2022, respectively.
The primary contributors to the $18.8 million decrease for the year ended December 31, 2024 as compared to the same period in 2023 were the $13.7 million of "Merger and acquisition expenses" recorded in 2023 and the $1.9 million decrease in "Non-credit losses." For the year ended December 31, 2024, there was an overall effort by management to actively control headcount and expenses.

The following table presents the primary components of noninterest expense.

Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2024	2023	2022
Salaries incentives and commissions expense	$113,853	$114,377	$96,321
Employee benefit expense	26,169	25,474	21,397
Total personnel expense	140,022	139,851	117,718
Occupancy and equipment expense	19,984	20,990	18,604
Credit card rewards and other bankcard expenses	6,572	5,288	1,653
Telephone and data lines	3,390	3,960	3,631
Software licenses and other software costs	7,691	8,717	6,064
Data processing expense	8,916	8,733	7,535
Professional fees	6,207	5,409	4,350
Advertising and marketing	3,416	4,055	3,032
Non-credit losses	2,830	4,766	2,730
FDIC insurance costs	6,559	6,982	2,913
Corporate insurance costs	2,302	2,275	1,975
Merger and acquisition expenses	—	13,695	5,072
Intangibles amortization expense	6,604	8,003	3,684
Foreclosed property (gains) losses, net	(245)	(150)	(372)
Other operating expenses	21,359	21,805	16,631
Total noninterest expense	$235,607	$254,379	$195,220
Noninterest expenses decreased 7.4% from 2023 to 2024. The decrease was driven by the merger and acquisition expenses of $13.7 million recorded in 2023 related to the acquisition of GrandSouth along with other elevated expenses from the acquisition.
Non-credit losses decreased $1.9 million as compared to the prior year driven by the implementation of additional measures to detect and prevent losses that led to a decrease in check fraud losses for 2024. Impacting noninterest expense in 2023 were increases for software costs related to the GrandSouth acquisition, including the transition of new customers. These costs did not continue in 2024. Occupancy and equipment expense in 2023 included elevated expenses related to building repairs and maintenance.
Offsetting the previously discussed decreases in noninterest expenses, was the increase in credit card rewards and other bankcard expenses, which were related to higher volumes of customer accounts and transactions.
Income Taxes
We recorded income tax expense of $21.9 million in 2024, $27.8 million in 2023, and $38.3 million in 2022. Our effective tax rates were at 22.3% for 2024, 21.1% for 2023, and 20.7% for 2022. The slight increase in effective tax rate for 2023 was attributable primarily to merger and acquisition expenses recorded resulting in non-deductible adjustments for tax purposes. The higher effective tax rate for 2024 was attributable primarily to incremental state tax-related expense related to prior years, changes in state tax income apportionment, and the negative impact of decreasing deferred tax assets related to the North Carolina corporate income tax reduction effective January 1, 2025 and for future years.

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

Total loans amounted to $8.1 billion at December 31, 2024, a decrease of $55.4 million, or 0.7%, from December 31, 2023. The following table provides a summary of the loan portfolio composition at each of the past five year ends.

Loan Portfolio Composition
	As of December 31,
	2024		2023		2022		2021		2020
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and industrial	$919,690	11%	$905,862	11%	$641,941	9%	$648,997	11%	$782,549	17%
Construction, development & other land loans	647,167	8%	992,980	12%	934,176	14%	828,549	13%	570,672	12%
Commercial real estate - owner occupied	1,248,812	16%	1,259,022	16%	1,036,270	16%	991,775	16%	754,570	16%
Commercial real estate - non owner occupied	2,625,554	33%	2,528,060	31%	2,123,811	32%	1,813,849	31%	1,096,781	23%
Multi-family real estate	506,407	6%	421,376	5%	350,180	5%	389,113	6%	197,852	4%
Residential 1-4 family real estate	1,729,322	21%	1,639,469	20%	1,195,785	18%	1,021,966	17%	972,378	21%
Home equity loans/lines of credit	345,883	4%	335,068	4%	323,726	5%	331,932	5%	306,256	6%
Consumer loans	70,653	1%	68,443	1%	60,659	1%	57,238	1%	53,955	1%
Loans, gross	8,093,488	100%	8,150,280	100%	6,666,548	100%	6,083,419	100%	4,735,013	100%
Unamortized net deferred loan (fees) costs	1,188		(178)		(1,403)		(1,704)		(3,698)
Total loans	$8,094,676		$8,150,102		$6,665,145		$6,081,715		$4,731,315
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
The largest component of our portfolio is non-owner occupied commercial real estate loans, followed by residential 1-4 family real estate and owner occupied commercial real estate loans. As demonstrated in the table above, while there have been some variations in the relative percentage of each loan category to the total portfolio over the years, the nature of our portfolio has not changed drastically from the prior year or the historical averages. The higher percentage for commercial and industrial loan category in 2020 was an anomaly related to PPP loans made under the provisions of the CARES Act, which were forgiven in accordance with the PPP loan provisions starting in late 2020 and through early 2022.

A summary of scheduled loan maturities, based on contractual maturity dates, over certain time periods is presented below, with fixed rate loans and adjustable rate loans shown separately.

Loan Maturities
	As of December 31, 2024
	Due within one year		Due after one year but within five years		Due after five years but within fifteen years		Due after fifteen years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial and industrial	$177,351	6.62%	$70,703	7.58%	$45,046	9.66%	$320	9.58%	$293,420	7.32%
Construction, development & other land loans	182,083	7.99%	138,902	7.29%	32,610	6.92%	3,827	9.89%	357,422	7.64%
Commercial real estate - owner occupied	23,692	7.38%	60,821	7.25%	21,316	6.90%	59,217	8.94%	165,046	7.83%
Commercial real estate - non owner occupied	22,683	7.30%	185,679	6.88%	54,385	6.30%	14,323	9.03%	277,070	6.91%
Multi-family real estate	1,233	7.87%	8,392	6.77%	22,814	6.77%	—	—%	32,439	6.81%
Residential 1-4 family real estate	6,561	7.65%	42,352	7.32%	30,691	6.99%	333,083	4.65%	412,687	5.15%
Home equity loans/lines of credit	11,578	7.83%	39,435	7.34%	283,341	7.62%	—	—%	334,354	7.60%
Consumer loans	3,216	8.78%	7,759	10.65%	—	—%	868	9.71%	11,843	10.07%
Total at variable rates	428,397	7.35%	554,043	7.18%	490,203	7.51%	411,638	5.48%	1,884,281	6.95%
Fixed Rate Loans:
Commercial and industrial	137,763	17.33%	257,657	5.24%	129,741	3.61%	91,816	2.94%	616,977	7.26%
Construction, development & other land loans	83,778	6.66%	124,710	5.33%	81,035	5.28%	132	6.00%	289,655	5.70%
Commercial real estate - owner occupied	69,754	4.28%	592,382	4.85%	412,179	4.34%	84	8.50%	1,074,399	4.62%
Commercial real estate - non owner occupied	184,222	4.30%	1,597,228	4.41%	566,576	4.09%	172	6.50%	2,348,198	4.33%
Multi-family real estate	31,732	5.18%	260,406	4.00%	181,830	4.22%	—	—%	473,968	4.17%
Residential 1-4 family real estate	32,722	4.45%	311,714	4.99%	135,223	4.59%	827,565	3.93%	1,307,224	4.26%
Home equity loans/lines of credit	2,058	5.97%	5,061	6.62%	2,161	4.91%	454	5.50%	9,734	6.05%
Consumer loans	965	6.78%	48,635	8.58%	6,593	8.23%	2,268	16.78%	58,461	8.83%
Total at fixed rates	542,994	8.03%	3,197,793	4.65%	1,515,338	4.26%	922,491	3.86%	6,178,616	4.75%

Subtotal	971,391	7.73%	3,751,836	5.01%	2,005,541	5.05%	1,334,129	4.36%	8,062,897	5.27%
Nonaccrual loans	31,779		—		—		—		31,779
Total loans	$1,003,170		$3,751,836		$2,005,541		$1,334,129		$8,094,676
Note: The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.
Approximately 12% of our accruing loans outstanding at December 31, 2024 mature within one year and 59% of total loans mature within five years. As of December 31, 2024, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 23% and 77%, respectively. During 2024, the Company continued to focus on shifting more loans to variable rates as the mix was 19% variable and 81% fixed at December 31, 2023. While fixed rate loans present market interest rate risk, we measure our interest rate risk closely. Refer to additional discussion in the section “Interest Rate Risk” below.
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
The following tables provides a summary of the outstanding balances of the commercial real estate-owner occupied, commercial real estate-non owner occupied and multi-family real estate loan portfolio compositions at December 31, 2024 by geographic region.

Region
($ in thousands)	Commercial real estate - owner occupied	Commercial real estate - non owner occupied	Multi-family real estate	Total
Charlotte, NC	$79,605	$429,889	$55,139	$564,633
Piedmont Triad, NC	103,071	266,487	24,056	393,614
Research Triangle, NC	105,488	358,053	45,276	508,817
Wilmington, NC	121,805	233,196	76,481	431,482
Asheville, NC	62,520	204,189	18,698	285,407
Other areas in NC	476,594	664,105	186,496	1,327,195
Greenville-Spartanburg, SC	65,824	79,395	2,743	147,962
Columbia, SC	10,645	37,535	7,282	55,462
Charleston, SC	64,469	109,007	56,981	230,457
Other areas in SC	80,264	140,394	17,093	237,751
Other states	78,527	103,304	16,162	197,993
Total	$1,248,812	$2,625,554	$506,407	$4,380,773
As noted above and described in the Item 1. Business section, we do not have concentrations geographically or by CRE category.

Nonperforming Assets
NPAs include nonaccrual loans, modifications to borrowers in financial distress, loans past due 90 or more days and still accruing interest, foreclosed real estate and, prior to the adoption of ASU 2022-02, accruing TDRs.
Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. Placing loans on nonaccrual status negatively impacts earnings because (1) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is reversed and deducted from interest income; (2) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid; and (3) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. As a matter of policy, we generally place all loans that are past due 90 or more days on nonaccrual basis. There were no accruing loans that were past due 90 or more days at December 31, 2024 and December 31, 2023.
In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the originally contracted terms.

The following table summarizes our NPAs at the dates indicated.

Nonperforming Assets
	As of December 31,
($ in thousands)	2024	2023	2022	2021	2020
Nonperforming assets
Nonaccrual loans	$31,779	$32,208	$28,514	$34,696	$35,076
Modifications to borrowers in financial distress	10,173	11,719	—	—	—
TDRs - accruing	—	—	9,121	13,866	9,497
Accruing loans >90 days past due	—	—	—	1,004	—
Total nonperforming loans	41,952	43,927	37,635	49,566	44,573
Foreclosed real estate	4,965	862	658	3,071	2,424
Total nonperforming assets	$46,917	$44,789	$38,293	$52,637	$46,997

Allowance for credit losses	$122,572	$109,853	$90,967	$78,789	$52,388
Total Loans	8,094,676	8,150,102	6,665,145	6,081,715	4,731,315

Asset Quality Ratios
Nonaccrual loans to total loans	0.39%	0.40%	0.43%	0.57%	0.74%
Nonperforming loans to total loans	0.52%	0.54%	0.56%	0.82%	0.94%
Nonperforming assets to total loans and foreclosed real estate	0.58%	0.55%	0.57%	0.87%	0.99%
Nonperforming assets to total assets	0.39%	0.37%	0.36%	0.50%	0.64%
Allowance for credit losses to total loans	1.51%	1.35%	1.36%	1.30%	1.11%
Allowance for credit losses to nonaccrual loans	385.70%	341.07%	319.03%	227.08%	149.36%
Allowance for credit losses to nonperforming loans	292.17%	250.08%	241.71%	158.96%	117.53%
Our asset quality continues to be strong as demonstrated by stable or improving trends in all ratios as presented in the table above. Our total nonperforming loans to total loans was 0.52% at December 31, 2024, while our total NPA ratio was 0.39% at that date. Additional discussion of the credit quality classification status of our loans is contained in Note 4 to our consolidated financial statements.
"Commercial and industrial" is the largest category of nonaccrual loans, at $9.8 million, or 30.9% of total nonaccrual loans, followed by "Residential 1-4 family real estate" at $9.5 million, or 29.9% of total nonaccrual loans and "Commercial real estate - owner occupied" at $9.4 million, or 29.5% of total nonaccrual loans.
As of December 31, 2024, SBA loans accounted for approximately $15.5 million of our nonaccrual loans, or 11.4%, of the total SBA portfolio, and carried guarantees from the SBA totaling $7.4 million. This is compared to $18.2 million, or 12.7%, of the SBA portfolio at December 31, 2023. We continue to closely monitor the SBA loan portfolio and give it appropriate consideration when evaluating the adequacy of the ACL as those loans are generally considered inherently more risky than other loans in our portfolio. Refer to additional discussion of the ACL below.
As shown in Note 4 to the consolidated financial statements, our accruing past due loans (30 or more days) totaled $38.0 million at December 31, 2024, with the majority (52.8%) being in the residential 1-4 family real estate category.
We classify loans as “special mention” when there is a defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing special mention loans, which are still accruing interest, totaled $37.1 million and $44.1 million as of December 31, 2024 and 2023, respectively. In addition, loans that are in the risk category of "classified" which are still accruing interest totaled $34.0 million at December 31, 2024 and $22.0 million at December 31, 2023. These loans have a risk of further deterioration and potential loss to the Bank.

Total foreclosed real estate amounted to $5.0 million at December 31, 2024, compared to $0.9 million in 2023. Nine properties were added to foreclosed real estate during 2024 and we completed the sale of five properties during the year. Two of the 2024 additions were within the population that sold in 2024.

Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total ACL amounted to $122.6 million at December 31, 2024 compared to $109.9 million at December 31, 2023. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios. As discussed previously in the "Provision for Credit Losses and Provision for Unfunded Commitments" section, much of the change to the level of ACL during the year ended December 31, 2024 resulted from the provision of $13.0 million related to potential impact from Hurricane Helene. The ACL as a percent of loans at December 31, 2024 was 1.51%, 16 basis points of which was attributable to the potential impact from Hurricane Helene.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $744 million of loans outstanding. The following is a summary of the categories of those loans outstanding as of December 31, 2024:

($ in thousands)	Balance
Commercial and industrial	$10,543
Construction, development & other land loans	24,891
Commercial real estate - owner occupied	96,412
Commercial real estate - non owner occupied	287,076
Multi-family real estate	25,424
Residential 1-4 family real estate	262,166
Home equity loans/lines of credit	37,472
Consumer loans	—
Total	$743,984
The Company continues to update analyses to identify impacts from the storm and has applied increased reserve rates based upon severe economic factors to the loans in the path of Helene. Additionally, the Company continues to evaluate the largest commercial loans in that population and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm.
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

Allocation of the Allowance for Credit Losses
	As of December 31,
($ in thousands)	2024	% of Loan Category	2023	% of Loan Category	2022	% of Loan Category	2021	% of Loan Category	2020	% of Loan Category
Commercial and industrial	$19,474	2.12%	$21,227	2.34%	$17,718	2.76%	$16,249	2.50%	$11,316	1.45%
Construction, development & other land loans	9,314	1.44%	13,940	1.40%	15,128	1.62%	16,519	1.99%	5,355	0.94%
Commercial real estate - owner occupied	19,380	1.55%	18,218	1.45%	14,972	1.44%	12,317	1.24%	10,608	1.41%
Commercial real estate - non owner occupied	27,768	1.06%	24,916	0.99%	22,780	1.07%	16,789	0.93%	11,465	1.05%
Multi-family real estate	5,476	1.08%	3,825	0.91%	2,957	0.84%	1,236	0.32%	1,530	0.77%
Residential 1-4 family real estate	33,552	1.94%	21,396	1.31%	11,354	0.95%	8,686	0.85%	8,048	0.83%
Home equity loans/lines of credit	4,111	1.19%	3,339	1.00%	3,158	0.98%	4,337	1.31%	2,375	0.78%
Consumer loans	3,497	4.95%	2,992	4.37%	2,900	4.78%	2,656	4.64%	1,478	2.74%
Total allocated	122,572		109,853		90,967		78,789		52,175
Unallocated	—	n/a	—	n/a	—	n/a	—	n/a	213	n/a
Total	$122,572	1.51%	$109,853	1.35%	$90,967	1.36%	$78,789	1.30%	$52,388	1.11%

Note: "% of Loan Category" represents the ACL as a percent of the respective total loan categories presented previously in the Loan Portfolio Composition table.
n/a - not applicable

For the years indicated, the following table summarized our net loss experience by loan category and key ratios demonstrating the asset quality trends over the most recent five years.

Loan Ratios, Loss and Recovery Experience
	As of December 31,
($ in thousands)	2024	2023	2022	2021	2020
Loans outstanding at end of year	$8,094,676	$8,150,102	$6,665,145	$6,081,715	$4,731,315
Average amount of loans outstanding	8,046,681	7,902,628	6,293,280	5,018,391	4,702,743
Allowance for credit losses, at end of year	122,572	109,853	90,967	78,789	52,388

Net loan (charge-offs) recoveries
Commercial and industrial	$(4,915)	$(6,965)	$(1,763)	$(1,978)	$(4,863)
Construction, development & other land loans	150	250	480	703	1,501
Commercial real estate - owner occupied	(187)	321	477	(212)	(335)
Commercial real estate - non owner occupied	(355)	502	432	(1,562)	(24)
Multi-family real estate	—	13	11	12	12
Residential 1-4 family real estate	292	373	17	488	276
Home equity loans/lines of credit	270	(211)	557	178	(37)
Consumer loans	(1,287)	(757)	(633)	(309)	(579)
Total net charge-offs	$(6,032)	$(6,474)	$(422)	$(2,680)	$(4,049)
Average loans
Commercial and industrial	$877,989	$865,043	$619,480	$700,557	$707,976
Construction, development & other land loans	810,564	1,053,422	857,880	619,928	615,717
Commercial real estate - owner occupied	1,239,411	1,224,284	1,012,275	812,764	776,166
Commercial real estate - non owner occupied	2,552,146	2,464,389	1,968,944	1,322,685	1,012,182
Multi-family real estate	466,588	402,814	357,491	256,396	193,415
Residential 1-4 family real estate	1,696,449	1,482,941	1,091,788	951,573	1,028,334
Home equity loans/lines of credit	331,995	341,778	326,592	300,291	316,593
Consumer loans	71,539	67,957	58,830	54,197	52,360
Total average loans	$8,046,681	$7,902,628	$6,293,280	$5,018,391	$4,702,743

Ratios
Allowance for credit losses as a percent of loans at end of year	1.51%	1.35%	1.36%	1.30%	1.11%
Allowance for credit losses as a multiple of net charge-offs	20.32	16.97	215.56	29.40	12.94
Provision for loan losses as a percent of net charge-offs	310.86%	305.07%	2,985.78%	358.62%	865.37%
Recoveries of loans previously charged-off as a percent of loans charged-off	37.08%	36.37%	90.55%	64.75%	52.38%
Total net charge-offs as a percent of average loans	(0.07%)	(0.08%)	(0.01%)	(0.05%)	(0.09%)
Net (charge-offs) recoveries by loan category as a percent of average loans:
Commercial and industrial	(0.56%)	(0.81%)	(0.28%)	(0.28%)	(0.69%)
Construction, development & other land loans	0.02%	0.02%	0.06%	0.11%	0.24%
Commercial real estate - owner occupied	(0.02%)	0.03%	0.05%	(0.03%)	(0.04%)
Commercial real estate - non owner occupied	(0.01%)	0.02%	0.02%	(0.12%)	—%
Multi-family real estate	—%	—%	—%	—%	0.01%
Residential 1-4 family real estate	0.02%	0.03%	—%	0.05%	0.03%
Home equity loans/lines of credit	0.08%	(0.06%)	0.17%	0.06%	(0.01%)
Consumer loans	(1.80%)	(1.11%)	(1.08%)	(0.57%)	(1.11%)

Securities
Our securities portfolio and the breakout of AFS and HTM securities is presented in the following table.

Securities Portfolio Composition
	As of December 31,
($ in thousands)	2024	2023	2022
Securities available for sale:
US Treasury securities	$120,581	$172,570	$168,758
Government-sponsored enterprise securities	9,614	60,266	57,456
Mortgage-backed securities	1,897,175	1,937,784	2,045,000
Corporate bonds	15,692	18,759	43,279

Total securities available for sale	2,043,062	2,189,379	2,314,493

Securities held to maturity:
Mortgage-backed securities	9,198	12,085	15,150
State and local governments	510,800	521,593	526,550
Total securities held to maturity	519,998	533,678	541,700

Total securities	$2,563,060	$2,723,057	$2,856,193

Average total securities during year, at amortized cost	$2,900,014	$3,216,327	$3,356,486

The decrease in securities for the year ended December 31, 2024 was primarily due to regular principal repayments received on mortgage-backed securities as well as maturities of other securities. Generally, we invested cash flows from amortizing investments in interest bearing cash deposits. During 2024, we sold $426.7 million of securities, with a weighted average yield of 1.93%, at a loss of $41.5 million and we purchased $495.0 million of securities, with a weighted average yield of 5.21%. Partially offsetting this loss was a $4.5 million gain on the sale of the Class B shares of Visa, Inc. stock. Also impacting the change in balances of AFS securities was the improvement in unrealized loss on AFS securities which was $368.1 million at December 31, 2024 as compared to $400.7 million at December 31, 2023.
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
The table below presents the composition, tax equivalent yields, and remaining maturities of our securities as of December 31, 2024. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 3 to the consolidated financial statements.

Securities Portfolio Maturity Schedule
($ in thousands)	US Treasury securities	Government & govt.-sponsored enterprise securities	Mortgage-backed securities (1)	Corporate debt securities	Total	Weighted Average Yield (2)
Securities available for sale
Remaining maturity:
One year or less	$—	$—	$451	$—	$451	2.56%
After one through five years	81,944	—	500,416	—	582,360	4.16%
After five through ten years	38,637	9,614	1,220,972	15,692	1,284,915	1.97%
After ten years	—	—	175,336	—	175,336	2.48%
Fair Value	$120,581	$9,614	$1,897,175	$15,692	$2,043,062
Amortized cost	$121,051	$11,961	$2,261,924	$16,181	$2,411,117	2.41%
Weighted-average yield (2)	4.28%	1.32%	2.30%	4.22%	2.41%
Weighted average maturity years	4.84	6.64	6.78	4.99	6.64

			Mortgage-backed securities (1)	State and local governments	Total	Weighted Average Yield (2)
Securities held to maturity
Remaining maturity:
One year or less			$—	$—	$—	—%
After one through five years			9,198	5,638	14,836	2.67%
After five through ten years			—	186,842	186,842	1.98%
After ten years			—	318,320	318,320	2.12%
Amortized cost			$9,198	$510,800	$519,998
Fair value			$8,739	$419,832	$428,571	2.09%
Weighted-average yield (2)			2.47%	2.08%	2.09%
Weighted average maturity years			2.37	9.71	9.60
(1)Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.
(2)Yields have been computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Weighted average yield for each maturity range has been computed on a fully taxable-equivalent basis using the amortized cost of each security in that range. Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 23.35% tax rate.

Nearly all of our $1.9 billion in AFS mortgage-backed securities at December 31, 2024 were issued by the FHLMC, FNMA, GNMA, or the SBA, each of which is a government agency or a GSE and guarantees the repayment of the securities. Included in this total are private-label commerical mortgage-backed securities of $0.7 million. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.
At December 31, 2024, we held $520.0 million in securities classified as HTM, which are carried at amortized cost. These securities had fair values that were lower than their carrying values by $91.4 million at December 31, 2024. Approximately $9.2 million of the HTM securities were mortgage-backed securities that have been issued by either the FHLMC or FNMA. The remaining $510.8 million in HTM securities were comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity, with the single largest exposure to any one entity being $8.9 million. We have evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.
Deposits
Deposits represent the primary funding source for our loans and investments. Total deposits amounted to $10.5 billion at December 31, 2024, an increase of $498.9 million, or 5.0%, from December 31, 2023. Deposit growth for the year was entirely organic as there were no acquisitions during 2024. Accounting for most of the growth during 2024, retail deposits grew $501.9 million, or 5.0%, from the prior year end. Brokered deposits ended 2024 at $9.6 million. We continue to have a diversified and granular deposit base which has remained a stable source of funding. At December 31, 2024, noninterest-bearing deposits accounted for 32% of total deposits. This contributes to our low cost of funds.

The table below presents our historical deposit mix which continues to be predominately transaction and non-time deposit accounts. As demonstrated in the below table, total time deposits have declined to 8% of total deposits at December 31, 2024 from 13% at December 31, 2020. Such a shift in mix is beneficial for us, as non-time deposit accounts generally carry lower interest rates compared to time deposits and we are able to reprice these deposit categories as market rates move over time. Approximately 97% of our time deposits mature within one year.

Deposit Composition
	As of December 31,
	2024		2023		2022		2021		2020
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing checking accounts	$3,367,624	32%	$3,379,876	34%	$3,566,003	39%	$3,348,622	37%	$2,210,012	35%
Interest-bearing checking accounts	1,398,395	13%	1,411,142	14%	1,514,166	16%	1,593,231	17%	1,172,022	19%
Money market accounts	4,285,405	41%	3,653,506	36%	2,416,146	26%	2,562,283	28%	1,581,364	25%
Savings accounts	542,133	5%	608,380	6%	728,641	8%	708,054	8%	519,266	8%
Other time deposits	566,514	5%	610,887	6%	464,343	5%	547,669	6%	415,269	7%
Time deposits >$250,000	360,854	4%	355,209	4%	276,319	3%	357,355	4%	355,441	6%
Total customer deposits	10,520,925	100%	10,019,000	100%	8,965,618	97%	9,117,214	100%	6,253,374	100%
Brokered Deposits	9,600	—%	12,599	—%	261,911	3%	7,415	—%	20,222	—%
Total deposits	$10,530,525	100%	$10,031,599	100%	$9,227,529	100%	$9,124,629	100%	$6,273,596	100%
While our customer deposits have remained fairly stable, there continues to be competition for deposits by both in-market and out-of-market competitors. We routinely engage in activities designed to grow and retain deposits, including emphasizing relationship banking to new and existing customers where borrowers are encouraged to maintain deposit accounts with us; pricing deposits at rate levels that will attract and/or retain deposits; and continually working to identify and introduce new products that will attract customers or enhance our appeal as a primary provider of financial services.
The table below presents maturities of time deposits which are individually greater than the FDIC insurance limit of $250,000 as of December 31, 2024.

	As of December 31, 2024
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Time deposits greater than the FDIC insurance limit of $250,000	$183,946	$98,753	$68,152	$10,003	$360,854
As shown above, time deposits in excess of $250,000 totaled $360.9 million at December 31, 2024. On an individual account basis, there was a total of $185.0 million which was in excess of $250,000. This assessment of time deposit accounts does not evaluate total deposit relationships, account ownership types or other factors for determining the actual uninsured balances by customer.
As of December 31, 2024 and December 31, 2023, the estimated uninsured deposits we held totaled approximately $4.1 billion and $3.7 billion, respectively. As of December 31, 2024 and December 31, 2023, respectively, our insured were $6.4 billion, or 61.0% of total deposits, and $6.3 billion or 63.3% of total deposits. When coupled with deposits collateralized by investment securities with balances totaling $690.5 million and $820.9 million as of December 31, 2024 and December 31, 2023, respectively, approximately 67.6% and 71.5% of our total deposits were insured or collateralized as December 31, 2024 and December 31, 2023, respectively.
We do not take deposits through foreign offices. Deposits at December 31, 2024 from foreign depositors were nominal.
Borrowings
Although not the case as of December 31, 2024, we have historically utilized short-term borrowings to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. In addition, we have long-term debt in the form of trust preferred securities and subordinated debentures and have the availability to borrow from the FHLB or FRB.

Total borrowings at December 31, 2024 decreased $538.3 million from the prior year end. Redemptions of FHLB advances comprised $280.0 million of the decrease and redemptions of FRB borrowings under the Bank Term Funding Program comprised $249.0 million of the decrease. During the year, the Company redeemed $10.0 million of subordinated debentures.
Our borrowings outstanding as of the dates presented were as follows:

($ in thousands)	December 31, 2024	December 31, 2023
FHLB advances	$802	$280,851
FRB borrowings	—	249,000
Trust preferred capital issuances	77,324	77,324
Subordinated debentures	18,000	28,000
	96,126	635,175
Unamortized discounts on acquired borrowings	(4,250)	(5,017)
	$91,876	$630,158
As noted in the table above, at December 31, 2024, we had $77.3 million of borrowings structured as trust preferred capital securities which qualify as Tier I capital for regulatory capital adequacy requirements. The Company issued $46.4 million of these securities with the balance assumed from acquisitions. The $18.0 million of unsecured subordinated debentures are borrowings issued by GrandSouth which we acquired and which qualify as Tier II capital for regulatory capital adequacy requirements.
At December 31, 2024, the Company had several sources of readily available borrowing capacity:
•An existing borrowing capacity with the FHLB of approximately $1.4 billion which can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by a blanket lien on most of our real estate loan portfolio, select investment securities, and our FHLB stock (of which $0.8 million and $280.9 million were outstanding at December 31, 2024 and December 31, 2023, respectively).
•Federal funds lines with several correspondent banks totaling $265.0 million which provide for overnight unsecured federal funds purchased (of which none were outstanding at December 31, 2024 and December 31, 2023); and,
•A line of credit with the Federal Reserve through its discount window borrowing program of approximately $767.4 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans) and specific investment securities. All of this line was available at both December 31, 2024 and December 31, 2023.
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
At December 31, 2024, the Company had several sources of readily available borrowing capacity as described above in the Borrowings section.
Liquidity is evaluated as both on-balance sheet (primarily cash and cash-equivalents, unpledged securities, and other marketable assets) and off-balance sheet (readily available lines of credit or other funding sources). Our overall on-balance sheet liquidity ratio was 17.6% at December 31, 2024. Our total liquidity ratio, including the $2.4 billion in available lines of credit, was 34.9% as of that date. The increase in available lines of credit during 2024 was a result of the redemption of FHLB advances along with additional loan and security collateral being transferred to the FHLB and the Federal Reserve to enhance the levels of off-balance sheet liquidity.
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
Presented below is a summary of our contractual obligations and other commercial commitments outstanding as of December 31, 2024.

Contractual Obligations and Other Commercial Commitments
	Payments Due Per Period ($ in thousands)
Contractual Obligation as of December 31, 2024	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings	$—	$802	$18,000	$77,324	$96,126
Operating leases	1,800	2,753	2,232	15,033	21,818
Time deposits, including brokered deposits	887,633	41,636	7,632	67	936,968
Non-qualified postretirement plan liabilities	566	1,151	1,143	4,175	7,035
Committed investment obligations	16,062	16,062	—	—	32,124
Estimated interest expense on borrowings and time deposits (1)	31,500	12,430	12,044	27,989	83,963
Total contractual cash obligations	$937,561	$74,834	$41,051	$124,588	$1,178,034
(1) Represents forecasted interest expense on borrowings and time deposits based on interest rates and balances at December 31, 2024. Forecasts are based on the contractual maturity of each liability.

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments as of December 31, 2024	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amounts Committed
Credit cards	$—	$—	$—	$312,222	$312,222
Lines of credit and loan commitments	440,428	606,514	169,154	817,844	2,033,940
Standby letters of credit	24,365	73	40	—	24,478
Total commercial commitments	$464,793	$606,587	$169,194	$1,130,066	$2,370,640
As presented in the table above, at December 31, 2024, we had $24.5 million in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit. The nature of standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the suppliers by the customers. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral.
It has been our experience that deposit withdrawals are generally able to be replaced with new deposits when needed or through short-term advances from the FHLB. We believe that the Bank can meet its contractual cash obligations and existing commitments from normal operations.
Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2024 amounted to $1.4 billion, a $73.2 million, or 5.3%, increase from December 31, 2023. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions such as in 2023, and any stock repurchases reduce shareholders’ equity. Finally, fluctuations in the amount of AOCI, generally driven by market interest rate changes resulting in increases or decreases in unrealized gains/losses on AFS securities, can have a significant impact on total equity. In 2024, the most significant factors that impacted our shareholders' equity were (1) $76.2 million net income reported for 2024, which increased equity, (2) common stock dividends declared of $36.3 million, which reduced equity; and (3) $26.0 million increase in equity related to changes in AOCI driven by lower unrealized losses on AFS securities.
As discussed in “Borrowings” above, we also currently have $77.3 million in trust preferred securities outstanding, all of which qualify as Tier I capital under regulatory standards and $18.0 million of unsecured subordinated debentures which qualify as Tier II capital for regulatory capital adequacy requirements. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve and the Commissioner. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2024, approximately $1.1 billion of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
Our regulatory capital ratios as of December 31, 2024, 2023 and 2022 are presented in the table below. All of our capital ratios significantly exceeded the minimum regulatory thresholds for all periods presented.

Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2024	2023	2022
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$1,445,611	$1,372,380	$1,031,596
Intangible assets, net of deferred tax liability	(487,660)	(493,383)	(363,202)
Accumulated other comprehensive income adjustments	282,029	308,030	341,975
Total Common Equity Tier I capital	1,239,980	1,187,027	1,010,369
Add: Trust preferred securities eligible for Tier I capital treatment	71,148	70,807	63,589
Total Tier I leverage capital	1,311,128	1,257,834	1,073,958
Tier II capital:
Add: Allowable allowance for credit losses and unfunded commitments	108,320	112,491	97,126
Add: Subordinated debentures eligible for Tier II capital treatment	17,602	27,177	—
Tier II capital additions	125,922	139,668	97,126
Total capital	$1,437,050	$1,397,502	$1,171,084
Total risk weighted assets	$8,642,315	$8,991,087	$7,762,894
Adjusted fourth quarter average tangible assets	$11,756,111	$11,532,812	$10,215,571

Risk-based and Leverage capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	14.35%	13.20%	13.02%
Tier I capital to Tier I risk adjusted assets	15.17%	13.99%	13.83%
Total risk-based capital to Tier II risk-adjusted assets	16.63%	15.54%	15.09%
Tier I leverage capital to adjusted fourth quarter average assets	11.15%	10.91%	10.51%
Our goal is to maintain our capital ratios at levels at least 200 basis points higher than the regulatory “well capitalized” thresholds set for banks. At December 31, 2024, our leverage ratio was 11.15% compared to the regulatory well capitalized bank-level threshold of 4.00% and our total risk-based capital ratio was 16.63% compared to the 10.50% regulatory well capitalized threshold. The increase in capital levels in 2024 was related to the growth in net income, reduction in risk weighted assets, and improvements in our AOCI unrealized losses on AFS securities, partially offset by the redemption of $10 million of subordinated debentures.

In addition to regulatory capital ratios, we also closely monitor our ratio of TCE to tangible assets, which is a non-GAAP financial measure. The TCE ratio was 8.22% at December 31, 2024 compared to 7.56% at December 31, 2023, with the increase of 66 basis points related primarily to the improvement in our AOCI unrealized loss on AFS securities included in equity.
The following table reconciles common equity to tangible common equity and provides the calculation of the TCE ratio:

($ in thousands)	December 31, 2024	December 31, 2023
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,445,611	$1,372,380
Less: Goodwill and other intangibles	(487,660)	(493,211)
Tangible common equity	$957,951	$879,169
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,147,694	$12,114,942
Less: Goodwill and other intangibles	(487,660)	(493,211)
Tangible assets	$11,660,034	$11,621,731
TCE divided by Tangible Assets	8.22%	7.56%
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
We do not engage in significant derivatives activities, however, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At December 31, 2024, the Company's derivative financial instruments consist entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. Refer to Note 13 of the consolidated financial statements for additional discussion of our derivative positions.
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

Selected Financial Information

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022	2021	2020
Income Statement Data
Interest income	$519,240	$488,944	$341,118	$255,918	$237,684
Interest expense	186,967	142,101	16,103	9,523	19,562
Net interest income	332,273	346,843	325,015	246,395	218,122
Provision for credit losses	16,448	17,813	12,400	15,031	35,039
Net interest income after provision	315,825	329,030	312,615	231,364	183,083
Noninterest income	17,899	57,305	67,824	73,611	81,346
Noninterest expense	235,607	254,379	195,220	184,656	161,298
Income before income taxes	98,117	131,956	185,219	120,319	103,131
Income tax expense	21,902	27,825	38,283	24,675	21,654
Net income	76,215	104,131	146,936	95,644	81,477

Per Common Share Data
Earnings per common share – basic	$1.85	$2.54	$4.12	$3.19	$2.81
Earnings per common share – diluted	1.84	2.53	4.12	3.19	2.81
Cash dividends declared	0.88	0.88	0.88	0.80	0.72
Market Price
High	49.20	43.24	49.00	50.92	40.00
Low	29.79	26.48	32.90	32.47	17.32
Close	43.97	37.01	42.84	45.72	33.83
Stated book value – common	34.96	33.38	28.89	34.54	31.26
Common shares outstanding at year end	41,347,418	41,109,987	35,704,154	35,629,177	28,579,335

Selected Balance Sheet Data (at year end)
Total assets	$12,147,694	$12,114,942	$10,625,049	$10,508,901	$7,289,751
Loans	8,094,676	8,150,102	6,665,145	6,081,715	4,731,315
Allowance for credit losses	(122,572)	(109,853)	90,967	78,789	52,388
Intangible assets	501,654	508,257	372,933	376,618	248,850
Deposits	10,530,525	10,031,599	9,227,529	9,124,629	6,273,596
Borrowings	91,876	630,158	287,507	67,386	61,829
Total shareholders’ equity	1,445,611	1,372,380	1,031,596	1,230,575	893,421

Selected Average Balances
Total assets	12,134,495	12,033,033	10,556,772	8,495,645	6,765,998
Loans	8,046,681	7,902,628	6,293,319	5,018,391	4,702,743
Earning assets	11,508,581	11,433,492	9,989,242	7,871,319	6,160,100
Deposits	10,408,082	10,176,966	9,283,527	7,401,910	5,644,290
Interest-bearing liabilities	7,274,014	7,037,105	5,758,001	4,736,343	3,897,912
Total shareholders’ equity	1,416,461	1,293,085	1,097,385	969,775	874,532

Ratios
Return on average assets	0.63%	0.87%	1.39%	1.13%	1.20%
Return on average common equity	5.38%	8.05%	13.40%	9.86%	9.32%
Total risk-based capital ratio	16.63%	15.54%	15.09%	14.67%	15.37%
Net interest margin (taxable-equivalent basis)	2.91%	3.06%	3.28%	3.16%	3.56%
Loans to deposits at year end	76.87%	81.24%	72.23%	66.65%	75.42%
Allowance for loan losses to total loans	1.51%	1.35%	1.36%	1.30%	1.11%
Nonperforming assets to total assets at year end	0.39%	0.37%	0.36%	0.50%	0.64%
Net (charge-offs) recoveries to average total loans	(0.07%)	(0.08%)	(0.01%)	(0.05%)	(0.09%)

Note - During both 2023 and 2021, the Company completed significant acquisitions impacting the comparisons for each of those years. See additional discussion under "Recent Developments and Acquisitions" in Item 1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk inherent in the normal course of lending, investing and deposit-taking activities. We do not have any trading assets or activities.
Interest Rate Risk
Net interest income is our most significant component of earnings and we consider interest rate risk to be our most significant market risk. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and this can negatively impact net interest income.
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

Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates in both a "shocked" instantaneous parallel move and a "steepening" move of rates. Interest rates on different asset and liability accounts move differently when the federal funds rate changes and such assumptions are reflected in the different rate scenarios. The model does not take into account any future actions that management may take to mitigate the impact of interest rate changes, and it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.
The following table presents the estimated net interest income sensitivity over a 12-month horizon for the specified rate change levels presented. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. Further, the estimations are based upon the Company's balance sheet as of period end and is not comparing future results to prior results, but rather comparing hypothetical future results under differing rate scenarios.

	Percentage change in Net Interest Income (1)
Change in Interest Rates (in basis points)	December 31, 2024	December 31, 2023
+ 400	2.3%	(6.1)%
+ 300	2.8%	(4.8)%
+ 200	3.3%	(3.5)%
+ 100	4.3%	(1.6)%
- 100	(0.1)%	(3.6)%
- 200	(0.8)%	(4.0)%
- 300	(1.4)%	(3.8)%
- 400	(2.3)%	(4.3)%
(1) - The percentage change represents the projected net interest income for 12 months on a static balance sheet in a stable rate environment as compared to the projected net interest income in the various rate scenarios with immediate and parallel shocks applied to the yield curve.

With the FOMC increasing the target federal funds rate in 2022 and 2023, for December 31, 2023 the Company's sensitivity position was such that in the short-term it was projected that net interest income would likely fall in both a rising and falling rate environment.
As of December 31, 2024 we expect net interest income to remain relatively stable in a plus 200 basis points or minus 200 basis point interest rate curve parallel shift scenario. During the last four months of 2024, the FOMC decreased short term rates 100 basis points with a target federal funds rate of 4.25% - 4.50% at December 31, 2024. As evidenced by our results for 2024, the Company has reacted quickly to interest rate cuts by the FOMC and thus reduced the Company's total cost of deposits, thereby increasing net interest income. As of December 31, 2024, assuming no change in the shape of the yield curve, the Company is reflecting an asset sensitive position, with relatively smaller changes in the declining scenarios, particularly -100 and -200 basis points.
The shape of the yield curve also has a significant impact on the earnings of financial institutions, including the Company. Generally speaking, when the yield curve is flat or inverted over time, banks experience a decrease in net interest income. Conversely, a positively sloping yield curve over time is generally favorable for financial institutions. Any additional flattening or inversion of the yield curve could have a material negative impact on the Company.
The Company continues to actively manage interest rate risk through the addition of variable rate assets and the pricing of interest bearing deposits. The model results demonstrated in the above table are based on the immediate shock of each of the various rate scenarios and assume a consistent future slope (or lack thereof) of the yield curve (i.e. a parallel shift of the yield curve) in both a rising and falling rate scenario.
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

	Percentage change in Economic Value of Equity (1)
Change in Interest Rates (in basis points)	December 31, 2024	December 31, 2023
+ 400	(3.0)%	(7.8)%
+ 300	(2.0)%	(6.0)%
+ 200	(1.3)%	(4.3)%
+ 100	0.2%	(1.4)%
- 100	(1.2)%	0.2%
- 200	(5.1)%	(2.7)%
- 300	(11.8)%	(8.5)%
- 400	(21.0)%	(18.6)%
(1) - The percentage change represents our economic value of equity in a stable rate environment as compared to the economic value of equity in the various rate scenarios with immediate and parallel shocks applied to the yield curve.
As of December 31, 2024, the Company's EVE exposure to rising rates has improved at all levels and exposure to declining rates has depreciated slightly as the short term rates have fallen about 100 basis points during the last four months of 2024. The improvement in EVE under a rising rate environment is driven by repositioning of the Company's assets to be less negatively impacted by rising rates, generally through an increase in variable rate assets. The decline in EVE under some of the declining rate environments is driven by the actual decline in rates during the year as well as repayment of wholesale borrowings through more stable deposits which are modeled to show more fluctuation in EVE, but which are a preferred funding source. Portions of the Company's deposits are also nearing their modeled floor rates and therefore reflect a negative projected change in value. Refer also to the discussion above under Earnings Simulation Analysis.

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

Item 8. Financial Statements and Supplementary Data
First Bancorp
Consolidated Balance Sheets

($ in thousands)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks, noninterest-bearing	$78,596	$100,891
Due from banks, interest-bearing	428,911	136,964
Total cash and cash equivalents	507,507	237,855

Securities available for sale (amortized cost of $2,411,117 and $2,590,099, respectively)	2,043,062	2,189,379
Securities held to maturity (fair values of $428,571 and $449,623, respectively)	519,998	533,678
Presold mortgages in process of settlement	5,942	2,667

Loans	8,094,676	8,150,102
Allowance for credit losses on loans	(122,572)	(109,853)
Net loans	7,972,104	8,040,249

Premises and equipment, net	143,459	150,957
Accrued interest receivable	36,329	37,351
Goodwill	478,750	478,750
Other intangible assets, net	22,904	29,507
Bank-owned life insurance	188,460	183,897
Other assets	229,179	230,652
Total assets	$12,147,694	$12,114,942

Liabilities
Deposits
Noninterest-bearing deposits	$3,367,624	$3,379,876
Interest-bearing deposits	7,162,901	6,651,723
Total deposits	10,530,525	10,031,599
Borrowings	91,876	630,158
Accrued interest payable	4,604	5,699
Other liabilities	75,078	75,106
Total liabilities	10,702,083	10,742,562

Commitments and contingencies (see Note 12)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,347,418 shares and 41,109,987 shares, respectively	971,313	963,990
Retained earnings	756,327	716,420
Stock in rabbi trust assumed in acquisition	(1,148)	(1,385)
Rabbi trust obligation	1,148	1,385
Accumulated other comprehensive income (loss)	(282,029)	(308,030)
Total shareholders’ equity	1,445,611	1,372,380
Total liabilities and shareholders’ equity	$12,147,694	$12,114,942
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Income

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Interest Income
Interest and fees on loans	$441,181	$418,853	$278,188
Interest on investment securities:
Taxable interest income	47,510	52,276	53,536
Tax-exempt interest income	4,466	4,485	4,387
Other, principally overnight investments	26,083	13,330	5,007
Total interest income	519,240	488,944	341,118

Interest Expense
Interest on deposits	172,085	114,866	11,349
Interest on borrowings	14,882	27,235	4,754
Total interest expense	186,967	142,101	16,103

Net interest income	332,273	346,843	325,015
Provision for credit losses	16,448	17,813	12,400
Net interest income after provision for credit losses	315,825	329,030	312,615

Noninterest Income
Service charges on deposit accounts	16,620	16,800	15,368
Other service charges and fees	22,267	22,085	26,288
Presold mortgage loan fees and gains on sale	2,292	1,613	2,102
Commissions from sales of financial products	5,270	5,503	5,195
SBA loan sale gains	3,630	2,489	5,076
Bank-owned life insurance income	4,773	4,350	3,847
Securities losses, net	(37,981)	—	—
Other income, net	1,028	4,465	9,948
Total noninterest income	17,899	57,305	67,824

Noninterest Expense
Salaries incentives and commissions expense	113,853	114,415	96,359
Employee benefit expense	26,169	25,436	21,359
Total personnel expense	140,022	139,851	117,718
Occupancy and equipment expense	19,984	20,990	18,604
Merger and acquisition expenses	—	13,695	5,072
Intangibles amortization expense	6,604	8,003	3,684
Other operating expenses	68,997	71,840	50,142
Total noninterest expense	235,607	254,379	195,220

Income before income taxes	98,117	131,956	185,219
Income tax expense	21,902	27,825	38,283

Net income	$76,215	$104,131	$146,936

Earnings per common share:
Basic	$1.85	$2.54	$4.12
Diluted	1.84	2.53	4.12

Weighted average common shares outstanding:
Basic	41,021,475	40,746,772	35,485,620
Diluted	41,327,216	41,164,834	35,674,730
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
($ in thousands)	2024	2023	2022

Net income	$76,215	$104,131	$146,936
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(5,316)	43,343	(411,996)
Tax benefit (expense)	2,043	(9,279)	94,677
Reclassification to realized losses	37,981	—	—
Tax benefit	(8,869)	—	—
Postretirement plans:
Net gains (losses) arising during period	111	(607)	695
Tax (expense) benefit	(26)	141	(159)
Amortization of unrecognized net actuarial gains (losses)	100	(545)	(288)
Tax (expense) benefit	(23)	126	66
Reclassification of net actuarial losses due to settlement to realized losses	—	998	—
Tax benefit	—	(232)	—
Other comprehensive income (loss)	26,001	33,945	(317,005)
Comprehensive income (loss)	$102,216	$138,076	$(170,069)
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data)	Common stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balances, January 1, 2022	35,629	$722,671	$532,874	$(1,803)	$1,803	$(24,970)	$1,230,575

Net income			146,936				146,936
Cash dividends declared ($0.88 per common share)			(31,392)				(31,392)
Change in Rabbi Trust Obligation				218	(218)		—
Stock withheld for payment of taxes	(25)	(840)					(840)
Stock-based compensation	100	3,322					3,322
Other comprehensive loss						(317,005)	(317,005)

Balances, December 31, 2022	35,704	725,153	648,418	(1,585)	1,585	(341,975)	1,031,596

Net income			104,131				104,131
Cash dividends declared ($0.88 per common share)			(36,129)				(36,129)
Change in Rabbi Trust Obligation				200	(200)		—
Equity issued pursuant to acquisition	5,033	229,489					229,489
Stock option exercises	237	4,519					4,519
Stock withheld for payment of taxes	(23)	(743)					(743)
Stock-based compensation	159	5,572					5,572
Other comprehensive income						33,945	33,945

Balances, December 31, 2023	41,110	963,990	716,420	(1,385)	1,385	(308,030)	1,372,380

Net income			76,215				76,215
Cash dividends declared ($0.88 per common share)			(36,308)				(36,308)
Change in Rabbi Trust Obligation				237	(237)		—
Stock option exercises	192	4,094					4,094
Stock withheld for payment of taxes	(38)	(1,691)					(1,691)
Stock-based compensation	83	4,920					4,920
Other comprehensive income						26,001	26,001

Balances, December 31, 2024	41,347	$971,313	$756,327	$(1,148)	$1,148	$(282,029)	$1,445,611
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income	$76,215	$104,131	$146,936
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	16,448	17,813	12,400
Net security premium amortization	8,628	9,337	12,005
Deferred income taxes, net	(4,869)	(782)	(1,810)
Loan discount accretion	(10,718)	(13,277)	(5,622)
Deposit and debt discount accretion, net	1,593	3,943	(340)
Foreclosed property gains, net	(245)	(150)	(372)
Securities losses, net	37,981	—	—
Other (gains) losses, net	(633)	(1,857)	(4,069)
Bank-owned life insurance income	(4,773)	(4,350)	(3,847)
Net amortization of deferred loan costs/(fees)	(1,366)	(1,225)	(301)
Depreciation of premises and equipment	7,760	7,754	6,859
Amortization of operating lease right-of-use assets	1,815	2,100	1,986
Repayments of lease obligations	(1,738)	(1,988)	(1,801)
Stock-based compensation expense	4,920	5,125	2,982
Amortization of intangible assets	6,604	8,003	3,684
Amortization and impairment of SBA servicing assets	1,699	1,356	2,800
Gains on sale of loans	(5,922)	(4,102)	(7,178)
Origination of presold mortgage loans and SBA loans held for sale	(133,352)	(137,483)	(179,048)
Proceeds from sales of presold mortgage loans and SBA loans	174,541	124,887	243,730
Decrease (increase) in accrued interest receivable	1,022	(1,904)	(3,814)
(Increase) decrease in other assets	(5,396)	12,435	11,352
(Decrease) increase in accrued interest payable	(1,095)	2,579	2,131
Increase (decrease) in other liabilities	5,662	(949)	(8,009)
Net cash provided by (used in) operating activities	174,781	131,396	230,654
Cash Flows From Investing Activities
Purchases of securities available for sale	(494,895)	(1,169)	(354,765)
Purchases of securities held to maturity	—	—	(39,004)
Proceeds from maturities, calls and principal repayments of securities available for sale	243,029	165,358	251,314
Proceeds from maturities, calls and principal repayments of securities held to maturity	8,272	3,453	6,500
Proceeds from sales of securities available for sale	385,125	111,863	—
Proceeds from sale of VISA B shares	4,522	—	—
Purchases of Federal Reserve and FHLB stock	(39,697)	(85,819)	(48,159)
Redemptions of Federal Reserve and FHLB stock	52,990	70,928	30,915
Proceeds from bank owned life insurance death benefits	210	137	8,312
Purchases of other investments	(6,824)	(9,754)	(7,990)
Net decrease (increase) in loans	17,494	(466,488)	(558,398)
Proceeds from sales of foreclosed properties	758	967	2,904
Purchases of premises and equipment	(2,657)	(4,421)	(5,287)
Proceeds from sales of premises and equipment	1,339	970	299
Net cash received in acquisition activities	—	22,610	—
Net cash provided by (used in) investing activities	169,666	(191,365)	(713,359)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	498,100	(244,339)	103,494
Proceeds from the issuance of FHLB and FRB borrowings	986,000	3,348,000	1,252,000
Repayment of FHLB and FRB borrowings	(1,515,049)	(3,044,991)	(1,032,133)
Repayment of subordinated debentures	(10,000)	—	—
Cash dividends paid – common stock	(36,249)	(34,940)	(30,660)
Proceeds from stock option exercises	4,094	4,519	—
Payment of taxes related to stock withheld	(1,691)	(743)	(840)
Net cash (used) provided by financing activities	(74,795)	27,506	291,861
Increase (decrease) in cash and cash equivalents	269,652	(32,463)	(190,844)
Cash and Cash Equivalents, beginning of year	237,855	270,318	461,162
Cash and Cash Equivalents, end of year	$507,507	$237,855	$270,318
(Continued)

First Bancorp
Consolidated Statements of Cash Flows
(Continued)

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$186,894	$135,704	$14,312
Cash paid during the period for income taxes	33,500	29,734	39,722
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	25,839	34,064	(317,319)
Non-cash: Foreclosed loans transferred to foreclosed real estate	4,551	1,036	119
Non-cash: Accrued dividends at end of period	9,105	9,046	7,857
Non-cash: Cancellation of operating lease right-of-use assets and operating lease liabilities	(1,497)	—	—
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	—	260	—
Non-cash: Revision of operating lease right-of-use assets and operating lease liabilities	—	(562)	—
Acquisition of GrandSouth Bancorporation	—	See Note 2	—
See accompanying notes to consolidated financial statements.

First Bancorp
Notes to Consolidated Financial Statements
December 31, 2024
Note 1. Summary of Significant Accounting Policies
Basis of Presentation - The consolidated financial statements include the accounts of First Bancorp (the “Company”) and its wholly owned subsidiary First Bank (the “Bank”). The Bank has two wholly owned subsidiaries that are fully consolidated, Magnolia Financial, Inc. ("Magnolia Financial") and First Troy SPE, LLC. The Company is a bank holding company. The principal activity of the Company is the ownership and operation of the Bank, a state chartered bank with its main office in Southern Pines, North Carolina. Magnolia Financial is a business financing company that makes loans throughout the southeastern United States. First Troy SPE, LLC was formed in order to hold and dispose of certain real estate foreclosed upon by the Bank. The Company is also the parent company for a series of statutory trusts that were formed for the purpose of issuing trust preferred debt securities. The trusts are not consolidated for financial reporting purposes as they are variable interest entities and the Company is not the primary beneficiary.
The Bank formerly operated a third subsidiary, SBA Complete, Inc. ("SBA Complete"), which specialized in providing consulting services for financial institutions across the country related to Small Business Administration (“SBA”) loan origination and servicing. During the second quarter of 2024, SBA Complete became inactive with certain activities transitioning to the Bank.
All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 2023 and 2022 consolidated financial statements to be comparable to 2024. These reclassifications had no effect on net income. Subsequent events have been evaluated through the date of filing this Annual Report Form 10-K.
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
Allowance for Credit Losses ("ACL") - Securities Held to Maturity - The Company measures expected credit losses on HTM debt securities on a pooled basis in accordance with Accounting Standards Codification ("ASC") 326 ("CECL"). The estimate of expected credit losses is primarily based on the ratings assigned to the securities by debt rating agencies and the average of the annual historical loss rates associated with those ratings. The Company then multiplies those loss rates, as adjusted for any modifications to reflect current conditions and reasonable and supportable forecasts as considered necessary, by the remaining lives of each individual security to arrive at a lifetime expected loss amount. The CECL assumptions, including reasonable and supportable forecast periods, reversion method, and prepayments as applicable, are consistent with those utilized for the ACL on loans as discussed further below. Virtually all of the mortgage-backed securities held by the Company are issued by government-sponsored enterprises ("GSEs"). These securities are either explicitly guaranteed by the U.S. government or guaranteed by GSEs that have credit ratings and perceived credit risk comparable to the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Substantially all of the state and local government securities held by the Company are highly rated by major rating agencies. Accrued interest receivable on HTM debt securities was excluded from the estimate of credit losses.
Allowance for Credit Losses - Securities Available for Sale - For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value. For debt securities AFS that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses on AFS securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss). Changes in the ACL under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities was excluded from the estimate of credit losses.
Presold Mortgages Held for Sale - As a part of normal business operations, the Company originates residential mortgage loans that have been pre-approved by secondary investors to be sold on a best efforts basis. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the funding of the loan by the Company. Loans are transferred to the investor in a short period following funding in accordance with the agreed-upon terms. The Company records gains from the sale of these loans on the settlement date of the sale equal to the difference between the proceeds received and the carrying amount of the loan. Additionally, the Company records gains for loans in the process of closing, based on the changes in fair value of the loans and related commitments. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its balance sheet at fair value.
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to these loans totaled $27.6 million at December 31, 2024 and $28.0 million at December 31, 2023, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.
Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date. The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. So long as a loan is on nonaccrual status, interest received on such loans is accounted for using the cost-recovery method. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.
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
The ACL is measured on a collective basis for pools of loans with similar risk characteristics. The Discounted Cash Flow (“DCF”) method is utilized for substantially all pools, with discounted cash flows computed for each loan in a pool based on its individual characteristics (e.g. maturity date, payment amount, interest rate, etc.), and the results are aggregated at the pool level. A probability of default and loss given default, as adjusted for recoveries, are applied to the discounted cash flows for each pool, while considering prepayment and principal curtailment assumptions. When the DCF method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
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
Management has also evaluated the appropriateness of the reasonable and supportable forecast scenarios utilized for each period and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long-term mean of historical factors over 12 quarters using a straight-line approach. The Company generally utilizes a four-quarter forecast and a 12-quarter reversion period to the long-term average, which is then held static for the remainder of the life of the loans.
Included in its systematic methodology to determine its ACL on loans, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments consider a range of maximum and minimum loss rates and can either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) changes in lending policies, procedures, and strategies, 2) changes in the nature and volume of the portfolio, 3) staff experience, 4) changes in volume and trends in classified loans, delinquencies, and nonaccrual loans, 5) concentration risk, 6) trends in underlying collateral value, 7) external factors, including competition and legal and regulatory factors, 8) changes in the quality of the Company's loan review system, and 9) economic conditions not already captured.
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
SBA Servicing Assets - When the Company sells the guaranteed portion of an SBA loan, the Company continues to perform the servicing on the loan and collects a fee related to the sold portion of the loan. A SBA servicing asset is recorded for the fair value of that fee based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based prepayment rates, and (3) market profit margins. SBA servicing assets are included in “Other assets” on the consolidated balance sheets. SBA servicing assets are initially recorded at fair value and amortized against income over the lives of the related loans as a reduction of servicing fee income, generally five years. SBA servicing asset amortization expense is recorded in noninterest income as an offset to SBA servicing fees within the line item "Other service charges and fees" on the consolidated statement of income. SBA servicing assets are tested for impairment on a quarterly basis by comparing their estimated fair values, aggregated by year of origination, to the related carrying values. Changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could result in impairment or reversal of impairment of these servicing assets and, as such, impact the Company's financial condition and results of operations.
Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over financial assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability.
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
Foreclosed Properties - Foreclosed properties consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the estimated fair value of the property less estimated selling costs. Subsequent to foreclosure, any decline in fair value or gain or loss on disposition are recorded through noninterest expense on the "Other operating expenses" line in the consolidated statements of income. Capital expenditures made to improve the property are capitalized. Costs incurred to maintain the property are expensed as incurred and are also included in "Other operating expenses." Foreclosed properties are included in the "Other assets" line on the consolidated balance sheets and totaled $5.0 million and $0.9 million at December 31, 2024 and 2023, respectively.
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
The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. The Company classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges ("undesignated hedges"). As of December 31, 2024, the Company has only entered into derivatives classified as undesignated hedges for which changes in fair value are recognized in current period earnings in either noninterest income or noninterest expense.
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
Recent Accounting Pronouncements
Accounting Standards Adopted in 2024
Accounting Standards Update ("ASU") 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This update was adopted on January 1, 2024. The adoption of ASU 2023-02 did not have a significant impact on the Company's consolidated financial statements.
ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" amended existing guidance to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expenses. ASU 2023-07 clarifies that an entity which has a single reportable segment is to provide all the disclosures required by Topic 280 and ASU 2023-07. The amendment was adopted on January 1, 2024 and will be applicable for interim periods within fiscal years beginning after December 15, 2024. See Note 22 for the adoption of ASU 2023-07.
Accounting Standards Pending Adoption
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
ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” amended the Income Statement—Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will apply the amendments retrospectively to all prior periods presented in the financial statements after the effective date. The adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements.
ASU 2024-04, “Debt-Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” amended the Debt topic in the Accounting Standards Codification to clarify requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company will apply the amendments prospectively to any settlements of convertible debt instruments that occur after the effective date of the guidance. The adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements.
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
The following table summarizes the fair value of acquired assets, identified intangible assets, and liabilities assumed as of January 1, 2023. Following the table is a discussion of valuation approaches utilized in estimating the fair values. The $114.5 million in goodwill that resulted from this transaction is non-deductible for tax purposes.

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

The following table also discloses the impact of the acquisition of GrandSouth from the acquisition date of January 1, 2023 through December 31, 2023. These amounts are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2023. The operations of GrandSouth have been integrated into existing First Bank operations and therefore separate results of operations are not presented for the year ended December 31, 2024. Merger-related costs have been excluded from these amounts and the provisions for credit loss amounts associated with non-PCD loans and unfunded commitments that were discussed above have also been excluded.

($ in thousands, unaudited)	Revenue	Net Income
Year Ended December 31, 2023
Actual GrandSouth results included in statement of income since acquisition date	$58,301	$22,058

Year Ended December 31, 2022
Supplemental consolidated pro forma as if GrandSouth had been acquired on January 1, 2022	454,579	161,826
Note 3. Securities
The book values and approximate fair values of investment securities at December 31, 2024 and 2023 are summarized as follows:

	2024				2023
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
US Treasury securities	$121,051	$120,581	$—	$(470)	$174,785	$172,570	$—	$(2,215)
Government-sponsored enterprise securities	11,961	9,614	—	(2,347)	71,964	60,266	—	(11,698)
Mortgage-backed securities	2,261,924	1,897,175	60	(364,809)	2,323,674	1,937,784	30	(385,920)
Corporate bonds	16,181	15,692	—	(489)	19,676	18,759	—	(917)
Total available for sale	$2,411,117	$2,043,062	$60	$(368,115)	$2,590,099	$2,189,379	$30	$(400,750)

Securities held to maturity:
Mortgage-backed securities	$9,198	$8,739	$—	$(459)	$12,085	$11,447	$—	$(638)
State and local governments	510,800	419,832	1	(90,969)	521,593	438,176	39	(83,456)
Total held to maturity	$519,998	$428,571	$1	$(91,428)	$533,678	$449,623	$39	$(84,094)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of December 31, 2024 and 2023.
Accrued interest receivable on AFS debt securities was $4.6 million and $5.2 million at December 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on HTM debt securities was of $4.2 million as of December 31, 2024 and December 31, 2023.

The following table presents information regarding securities with unrealized losses at December 31, 2024:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$120,581	$470	$—	$—	$120,581	$470
Government-sponsored enterprise securities	—	—	9,614	2,347	9,614	2,347
Mortgage-backed securities	317,015	1,845	1,538,156	363,423	1,855,171	365,268
Corporate bonds	380	51	13,562	438	13,942	489
State and local governments	4,513	75	414,331	90,894	418,844	90,969
Total temporarily impaired securities	$442,489	$2,441	$1,975,663	$457,102	$2,418,152	$459,543
The following table presents information regarding securities with unrealized losses at December 31, 2023:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$—	$—	$172,570	$2,215	$172,570	$2,215
Government-sponsored enterprise securities	—	—	60,266	11,698	60,266	11,698
Mortgage-backed securities	1,117	5	1,945,830	386,553	1,946,947	386,558
Corporate bonds	—	—	17,008	917	17,008	917
State and local governments	—	—	432,476	83,456	432,476	83,456
Total temporarily impaired securities	$1,117	$5	$2,628,150	$484,839	$2,629,267	$484,844
As of December 31, 2024, the Company's securities portfolio held 584 securities of which 560 securities were in an unrealized loss position. As of December 31, 2023, the Company's securities portfolio held 657 securities of which 632 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at December 31, 2024 and 2023 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Nearly all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or SBA, each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At December 31, 2024 and 2023, the Company determined that expected credit losses associated with HTM securities and AFS debt securities were insignificant.

The book values and approximate fair values of investment securities at December 31, 2024, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year but within five years	82,212	81,944	5,639	5,456
Due after five years but within ten years	66,981	63,943	186,841	155,787
Due after ten years	—	—	318,320	258,589
Mortgage-backed securities	2,261,924	1,897,175	9,198	8,739
Total securities	$2,411,117	$2,043,062	$519,998	$428,571
At December 31, 2024 and 2023, investment securities with carrying values of $806.0 million and $971.3 million, respectively, were pledged as collateral for public deposits. In addition, at December 31, 2024 and 2023, investment securities with carrying values of $661.0 million and $679.0 million, respectively, were pledged as collateral to the FRB to secure any such borrowings.
At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the US Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
During the second quarter of 2024, the Company sold all of its holdings of Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering and recognized a gain of $4.5 million. As the Class B stock did not initially have a readily determinable fair value, it was carried at $0 prior to the sale.
During 2024, the Company received proceeds from sales of securities of $385.1 million and recorded $41.5 million in gross losses from the sales. These losses were partially offset by the $4.5 million gain on the sale of the Visa stock discussed above. Also Included in "Securities losses, net" in the consolidated statements of income, during 2024, the Company received proceeds from the call of a security of $5.2 million and recorded a $1.0 million loss related to the unamortized premium balance at the time of the call. In 2023, there were no sales of investment securities with the exception of securities acquired from GrandSouth which were subsequently liquidated as discussed in Note 2. There was no gain or loss associated with the sale of acquired securities. In 2022, there were no sales of investment securities.
Included in “Other assets” in the consolidated balance sheets are investments in FHLB and Federal Reserve stock totaling $41.3 million and $54.5 million at December 31, 2024 and 2023, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost and fair value of $8.5 million and $21.7 million at December 31, 2024 and 2023, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost and fair value of $32.7 million and $32.8 million at December 31, 2024 and 2023, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 4. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Commercial and industrial	$919,690	11%	$905,862	11%
Construction, development & other land loans	647,167	8%	992,980	12%
Commercial real estate - owner occupied	1,248,812	16%	1,259,022	16%
Commercial real estate - non owner occupied	2,625,554	33%	2,528,060	31%
Multi-family real estate	506,407	6%	421,376	5%
Residential 1-4 family real estate	1,729,322	21%	1,639,469	20%
Home equity loans/lines of credit	345,883	4%	335,068	4%
Consumer loans	70,653	1%	68,443	1%
Subtotal	8,093,488	100%	8,150,280	100%
Unamortized net deferred loan costs/(fees)	1,188		(178)
Total loans	$8,094,676		$8,150,102
Also included in the table above are SBA loans, generally originated under the SBA 7A loan program, with additional information on these loans presented in the table below.

($ in thousands)	December 31, 2024	December 31, 2023
Guaranteed portions of SBA Loans included in table above	$34,095	$35,462
Unguaranteed portions of SBA Loans included in table above	101,356	107,784
Total SBA loans included in the table above	$135,451	$143,246

Sold portions of SBA loans with servicing retained - not included in table above	$330,482	$349,275
At December 31, 2024 and December 31, 2023, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $2.9 million and $3.5 million respectively.
At December 31, 2024 and December 31, 2023, loans in the amount of $6.7 billion and $6.5 billion, respectively, were pledged as collateral to the FRB and the FHLB for borrowing capacity. Refer to Note 9 for further discussion.
At December 31, 2024 and 2023, total loans included loans to executive officers and directors of the Company, totaling approximately $62.9 million and $63.7 million, respectively. There was one new loan and advances on existing loans totaling approximately $1.2 million for the year ended December 31, 2024 and repayments amounted to $2.0 million for that period. Available credit on related party loans totaled $1.0 million and $2.7 million at December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and 2023, unamortized discounts on all acquired loans totaled $15.1 million and $24.0 million, respectively.
Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform. There was no impairment of acquired loans during the years ended December 31, 2024 and December 31, 2023 that would require acceleration of amortization or charge off of unamortized discount.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, FDMs, loans past due 90 or more days and still accruing interest, foreclosed real estate, and prior to the adoption of ASU 2022-02 on January 1, 2023, TDRs.

The following table summarizes the NPAs for each date presented.

($ in thousands)	December 31, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$31,779	$32,208
Financial Difficulty Modifications	10,173	11,719
Accruing loans > 90 days past due	—	—
Total nonperforming loans	41,952	43,927
Foreclosed properties	4,965	862
Total nonperforming assets	$46,917	$44,789
At December 31, 2024 and 2023, the Company had $1.2 million and $1.0 million, respectively, in residential mortgage loans in process of foreclosure.
At December 31, 2024 and December 31, 2023, there were, respectively, two loans and one loan with commitments to lend $0.4 million and an $0.2 million of additional funds to a borrower whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2024.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,804	$9,804
Construction, development & other land loans	—	90	90
Commercial real estate - owner occupied	879	8,488	9,367
Commercial real estate - non owner occupied	—	887	887
Residential 1-4 family real estate	—	9,487	9,487
Home equity loans/lines of credit	—	1,795	1,795
Consumer loans	—	349	349
Total	$879	$30,900	$31,779
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2023.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$944	$8,932	$9,876
Construction, development & other land loans	—	399	399
Commercial real estate - owner occupied	960	6,082	7,042
Commercial real estate - non owner occupied	6,121	1,082	7,203
Residential 1-4 family real estate	—	4,843	4,843
Home equity loans/lines of credit	534	2,169	2,703
Consumer loans	—	142	142
Total	$8,559	$23,649	$32,208
There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated.

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Commercial and industrial	$513	$225
Construction, development & other land loans	2	10
Commercial real estate - owner occupied	372	124
Commercial real estate - non owner occupied	55	186
Residential 1-4 family real estate	73	38
Home equity loans/lines of credit	31	57
Consumer loans	2	2
Total	$1,048	$642

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2024.

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$906,903	$2,442	$541	$9,804	$919,690
Construction, development & other land loans	647,077	—	—	90	647,167
Commercial real estate - owner occupied	1,236,396	2,073	976	9,367	1,248,812
Commercial real estate - non owner occupied	2,614,843	9,678	146	887	2,625,554
Multi-family real estate	506,407	—	—	—	506,407
Residential 1-4 family real estate	1,699,800	12,973	7,062	9,487	1,729,322
Home equity loans/lines of credit	342,551	1,118	419	1,795	345,883
Consumer loans	69,775	317	212	349	70,653
Total	$8,023,752	$28,601	$9,356	$31,779	8,093,488
Unamortized net deferred loan fees					1,188
Total loans					$8,094,676

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2023.

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$892,003	$3,726	$257	$9,876	$905,862
Construction, development & other land loans	992,084	241	256	399	992,980
Commercial real estate - owner occupied	1,250,670	906	404	7,042	1,259,022
Commercial real estate - non owner occupied	2,520,496	361	—	7,203	2,528,060
Multi-family real estate	421,376	—	—	—	421,376
Residential 1-4 family real estate	1,612,357	18,868	3,401	4,843	1,639,469
Home equity loans/lines of credit	331,413	603	349	2,703	335,068
Consumer loans	67,900	270	131	142	68,443
Total	$8,088,299	$24,975	$4,798	$32,208	8,150,280
Unamortized net deferred loan (fees) costs					(178)
Total loans					$8,150,102

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
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2024.

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$879	$879
Total	$879	$879

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2023.

($ in thousands)	Residential Property	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	$2,385	$—	$2,385
Commercial real estate - owner occupied	—	—	1,142	1,142
Commercial real estate - non owner occupied	—	—	6,121	6,121
Home equity loans/lines of credit	534	—	—	534
Total	$534	$2,385	$7,263	$10,182
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
The Company's policy is to obtain third-party appraisals on any significant pieces of collateral. For loans secured by real estate, the Company's policy is to write nonaccrual loans down to 90% of the appraised value, which considers estimated selling costs. For real estate collateral, the Company may discount the collateral values due to factors including market trends, collateral condition, or near-term sales. For loans secured by non-real estate collateral, the Company generally writes nonaccrual loans down to provide for selling costs and liquidity discounts that are usually incurred when disposing of non-real estate collateral. For reviewed loans that are not on nonaccrual basis, the Company assigns a specific allowance based on the parameters noted above.
Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2024, adjustments for acquired loan portfolios. Much of the change to the level of ACL during the year ended December 31, 2024 is attributed to the potential exposure from Hurricane Helene. The balance of the change was a result of loan growth during the year and updated prepayment speed estimates in the CECL model, which have slowed with market rate increases, thus requiring additional allowance for the estimated longer life of loans.
The following tables present the activity in the ACL on loans for each of the periods indicated.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2024
Commercial and industrial	$21,227	$(7,278)	$2,363	$3,162	$19,474
Construction, development & other land loans	13,940	(79)	229	(4,776)	9,314
Commercial real estate - owner occupied	18,218	(223)	36	1,349	19,380
Commercial real estate - non owner occupied	24,916	(462)	107	3,207	27,768
Multi-family real estate	3,825	—	—	1,651	5,476
Residential 1-4 family real estate	21,396	(18)	310	11,864	33,552
Home equity loans/lines of credit	3,339	(2)	272	502	4,111
Consumer loans	2,992	(1,525)	238	1,792	3,497
	$109,853	$(9,587)	$3,555	$18,751	$122,572

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2023
Commercial and industrial	$17,718	$5,197	$(8,358)	$1,393	$5,277	$21,227
Construction, development & other land loans	15,128	49	(120)	370	(1,487)	13,940
Commercial real estate - owner occupied	14,972	191	(144)	465	2,734	18,218
Commercial real estate - non owner occupied	22,780	51	(235)	737	1,583	24,916
Multi-family real estate	2,957	—	—	13	855	3,825
Residential 1-4 family real estate	11,354	113	(4)	377	9,556	21,396
Home equity loans/lines of credit	3,158	8	(309)	98	384	3,339
Consumer loans	2,900	1	(1,005)	248	848	2,992
	$90,967	$5,610	$(10,175)	$3,701	$19,750	$109,853

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2022
Commercial and industrial	$16,249	$(2,519)	$756	$3,232	$17,718
Construction, development & other land loans	16,519	—	480	(1,871)	15,128
Commercial real estate - owner occupied	12,317	(214)	691	2,178	14,972
Commercial real estate - non owner occupied	16,789	(849)	1,281	5,559	22,780
Multi-family real estate	1,236	—	11	1,710	2,957
Residential 1-4 family real estate	8,686	—	17	2,651	11,354
Home equity loans/lines of credit	4,337	(43)	600	(1,736)	3,158
Consumer loans	2,656	(840)	207	877	2,900
	$78,789	$(4,465)	$4,043	$12,600	$90,967

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
As presented in the tables that follow, as of December 31, 2024, the Company had $37.1 million in loans graded Special Mention and $65.8 million in loans graded Classified, which includes all nonaccrual loans at that date. As of December 31, 2023, the Company had $44.1 million in loans graded Special Mention and $54.2 million in loans graded Classified, which includes all nonaccrual loans at that date.

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of December 31, 2024
Commercial and industrial
Pass	$114,786	$81,851	$120,769	$82,810	$59,218	$70,986	$373,850	$904,270
Special Mention	1,076	26	190	36	259	804	1,825	4,216
Classified	266	2,496	3,254	713	1,199	2,634	642	11,204
Total commercial and industrial	116,128	84,373	124,213	83,559	60,676	74,424	376,317	919,690
Gross charge-offs, YTD	306	669	849	318	137	929	4,070	7,278
Construction, development & other land loans
Pass	355,734	124,323	60,305	29,823	12,727	5,276	57,177	645,365
Special Mention	—	605	77	8	—	2	11	703
Classified	227	449	80	—	67	276	—	1,099
Total construction, development & other land loans	355,961	125,377	60,462	29,831	12,794	5,554	57,188	647,167
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	194,193	222,718	261,634	252,929	153,634	109,559	15,772	1,210,439
Special Mention	9,927	1,869	2,731	184	147	7,007	—	21,865
Classified	4,506	235	2,085	1,294	1,188	7,200	—	16,508
Total commercial real estate - owner occupied	208,626	224,822	266,450	254,407	154,969	123,766	15,772	1,248,812
Gross charge-offs, YTD	—	25	—	19	114	65	—	223
Commercial real estate - non owner occupied
Pass	482,433	434,713	668,168	602,028	252,260	132,316	29,922	2,601,840
Special Mention	1,648	265	189	11	331	5,721	54	8,219
Classified	12,725	429	566	—	88	1,687	—	15,495
Total commercial real estate - non owner occupied	496,806	435,407	668,923	602,039	252,679	139,724	29,976	2,625,554
Gross charge-offs, YTD	—	—	—	—	304	158	—	462
Multi-family real estate
Pass	87,803	65,508	114,627	159,038	40,940	9,926	27,630	505,472
Special Mention	—	—	—	—	—	793	—	793
Classified	—	142	—	—	—	—	—	142
Total multi-family real estate	87,803	65,650	114,627	159,038	40,940	10,719	27,630	506,407
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	216,725	347,472	404,809	278,197	166,013	296,870	2,768	1,712,854
Special Mention	74	—	10	95	61	740	—	980
Classified	3,968	227	2,558	544	1,558	6,633	—	15,488
Total residential 1-4 family real estate	220,767	347,699	407,377	278,836	167,632	304,243	2,768	1,729,322
Gross charge-offs, YTD	—	—	—	—	—	18	—	18
Home equity loans/lines of credit
Pass	2,096	2,672	645	251	259	832	333,434	340,189
Special Mention	120	153	—	—	—	—	15	288
Classified	88	43	68	90	—	7	5,110	5,406
Total home equity loans/lines of credit	2,304	2,868	713	341	259	839	338,559	345,883
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	14,623	10,005	7,059	2,380	1,049	320	34,747	70,183
Special Mention	—	—	—	—	—	—	21	21
Classified	33	21	27	9	—	28	331	449
Total consumer loans	14,656	10,026	7,086	2,389	1,049	348	35,099	70,653
Gross charge-offs, YTD	6	121	41	37	2	10	1,308	1,525

Total loans	$1,503,051	$1,296,222	$1,649,851	$1,410,440	$690,998	$659,617	$883,309	8,093,488
Unamortized net deferred loan fees								1,188
Total loans, net of deferred loan fees								$8,094,676

Total gross charge-offs, year to date	$312	$894	$890	$374	$557	$1,180	$5,380	$9,587

	Term Loans by Year of Origination
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
As of December 31, 2023
Commercial and industrial
Pass	$136,735	$161,131	$111,069	$75,312	$38,495	$60,626	$302,684	$886,052
Special Mention	2,832	2,547	167	185	448	672	1,135	7,986
Classified	1,626	1,152	720	1,389	1,647	4,487	803	11,824
Total commercial and industrial	141,193	164,830	111,956	76,886	40,590	65,785	304,622	905,862
Gross charge-offs, YTD	171	1,036	713	537	821	1,547	3,533	8,358
Construction, development & other land loans
Pass	563,998	231,450	90,374	16,662	11,598	5,816	70,852	990,750
Special Mention	489	273	59	—	2	4	19	846
Classified	657	708	—	—	8	11	—	1,384
Total construction, development & other land loans	565,144	232,431	90,433	16,662	11,608	5,831	70,871	992,980
Gross charge-offs, YTD	—	—	—	—	—	120	—	120
Commercial real estate - owner occupied
Pass	210,449	323,852	299,135	196,343	92,452	86,784	23,198	1,232,213
Special Mention	338	2,533	271	817	5,755	2,253	—	11,967
Classified	4,456	1,505	1,721	895	2,288	3,904	73	14,842
Total commercial real estate - owner occupied	215,243	327,890	301,127	198,055	100,495	92,941	23,271	1,259,022
Gross charge-offs, YTD	—	—	49	—	—	92	3	144
Commercial real estate - non owner occupied
Pass	509,596	748,854	722,472	287,235	119,515	84,690	29,001	2,501,363
Special Mention	11,353	199	36	393	1,183	5,942	342	19,448
Classified	871	32	14	4,214	634	1,484	—	7,249
Total commercial real estate - non owner occupied	521,820	749,085	722,522	291,842	121,332	92,116	29,343	2,528,060
Gross charge-offs, YTD	—	—	235	—	—	—	—	235
Multi-family real estate
Pass	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total multi-family real estate	57,378	137,533	139,879	43,881	12,231	10,323	20,151	421,376
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	363,410	400,483	317,515	186,459	94,567	260,102	3,247	1,625,783
Special Mention	681	41	202	64	587	1,987	—	3,562
Classified	1,848	50	474	741	472	6,539	—	10,124
Total residential 1-4 family real estate	365,939	400,574	318,191	187,264	95,626	268,628	3,247	1,639,469
Gross charge-offs, YTD	—	—	—	—	—	4	—	4
Home equity loans/lines of credit
Pass	2,830	1,136	1,141	223	499	1,233	319,199	326,261
Special Mention	163	—	122	—	—	—	18	303
Classified	255	—	146	91	112	10	7,890	8,504
Total home equity loans/lines of credit	3,248	1,136	1,409	314	611	1,243	327,107	335,068
Gross charge-offs, YTD	—	—	—	—	—	—	309	309
Consumer loans
Pass	16,497	12,906	4,999	2,173	432	429	30,757	68,193
Special Mention	—	—	—	—	—	—	—	—
Classified	130	7	45	—	3	34	31	250
Total consumer loans	16,627	12,913	5,044	2,173	435	463	30,788	68,443
Gross charge-offs, YTD	34	79	73	23	—	1	795	1,005
Total loans	$1,886,592	$2,026,392	$1,690,561	$817,077	$382,928	$537,330	$809,400	8,150,280
Unamortized net deferred loan fees								(178)
Total loans, net of deferred loan fees								$8,150,102

Total gross charge-offs, year to date	$205	$1,115	$1,070	$560	$821	$1,764	$4,640	$10,175

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
The followings tables present the amortized cost basis at December 31, 2024 and December 31, 2023 of the loans modified during the twelve months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Principal Forgiveness and Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the year ended December 31, 2024
Commercial and industrial	$180	$911	$878	$92	$2,061	0.22%
Construction, development & other land loans	—	171	—	—	171	0.03%
Commercial real estate - owner occupied	—	—	131	—	131	0.01%
Commercial real estate - non owner occupied	—	102	—	—	102	—%
Residential 1-4 family real estate	—	195	—	—	195	0.01%
Home equity loans/lines of credit	—	413	—	238	651	0.19%
Total	$180	$1,792	$1,009	$330	$3,311	0.04%

As of and for the year ended December 31, 2023
Commercial and industrial	$2,590	$251	$—	$—	$2,841	0.31%
Construction, development & other land loans	—	354	—	8	362	0.04%
Commercial real estate - owner occupied	210	4,245	—	—	4,455	0.35%
Commercial real estate - non owner occupied	—	206	—	—	206	0.01%
Residential 1-4 family real estate	—	735	—	—	735	0.04%
Home equity loans/lines of credit	557	2,436	—	121	3,114	0.93%
Consumer loans	—	6	—	—	6	0.01%
Total	$3,357	$8,233	$—	$129	$11,719	0.14%
We offered a 90 day forbearance to those impacted by Hurricane Helene.
For the twelve months ended December 31, 2024 and December 31, 2023, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.

The following tables describe the financial effect for the twelve months ended December 31, 2024 and December 31, 2023 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the year ended December 31, 2024
Commercial and industrial	0.75%	11	10
Construction, development & other land loans	—%	0	5
Commercial real estate - owner occupied	4.26%	12	0
Commercial real estate - non owner occupied	—%	0	13
Residential 1-4 family real estate	—%	0	103
Home equity loans/lines of credit	1.76%	0	61

For the year ended December 31, 2023
Commercial and industrial	—%	4	31
Construction, development & other land loans	1.55%	0	19
Commercial real estate - owner occupied	—%	11	34
Commercial real estate - non owner occupied	—%	0	13
Residential 1-4 family real estate	—%	0	23
Home equity loans/lines of credit	2.40%	13	49
Consumer loans	—%	0	24
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that have been modified in the last twelve months as of December 31, 2024 and December 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
For the year ended December 31, 2024
Commercial and industrial	$1,183	$—	$—	$878
Construction, development & other land loans	171	—	—	—
Commercial real estate - owner occupied	131	—	—	—
Commercial real estate - non owner occupied	102	—	—	—
Residential 1-4 family real estate	137	—	—	58
Home equity loans/lines of credit	583	—	68	—
Total	$2,307	$—	$68	$936

For the year ended December 31, 2023
Commercial and industrial	$2,841	$—	$—	$—
Construction, development & other land loans	362	—	—	—
Commercial real estate - owner occupied	4,455	—	—	—
Commercial real estate - non owner occupied	206	—	—	—
Residential 1-4 family real estate	656	79	—	—
Home equity loans/lines of credit	3,114	—	—	—
Consumer loans	6	—	—	—
Total	$11,640	$79	$—	$—

The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty by loan category and type of concession granted.

	Amortized Cost Basis of Modified Receivables That Subsequently Defaulted
	Term Extension	Total
For the year ended December 31, 2024
Residential 1-4 family real estate	$58	$58

Total	$58	$58
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
The vast majority of the Company’s TDRs modified during the year ended December 31, 2022 related to interest rate reductions combined with extension of terms. The Company does not generally grant principal forgiveness.
The Company’s TDRs can be classified as either nonaccrual or accruing based on the loan’s payment status. The TDRs that are nonaccrual are reported within the nonaccrual loan totals presented previously.
The following tables present information related to loans modified in a TDR during periods as indicated.

	For the year ended December 31, 2022
($ in thousands, except number of contracts)	Number of Contracts	Pre- Modification Restructured Balances	Post- Modification Restructured Balances
TDRs – Accruing
Commercial and industrial	2	$143	$143
Construction, development & other land loans	1	67	67
Residential 1-4 family real estate	2	75	78

TDRs – Nonaccrual
Commercial and industrial	5	744	744
Commercial real estate - non owner occupied	1	72	72
Residential 1-4 family real estate	1	36	36
Total TDRs arising during period	12	$1,137	$1,140
The Company considered a TDR loan to have defaulted when it became 90 or more days delinquent under the modified terms, had been transferred to nonaccrual status, or had been transferred to foreclosed real estate. There were no accruing TDRs that were modified in the twelve months preceding December 31, 2022 and that defaulted during the twelve months ended December 31, 2022.
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
Most of the Company's business activity is with customers located within the markets where we have banking operations. While our exposure to credit risk is affected by changes in the economy within our markets, the risk is not significantly concentrated. The following table presents the total lending exposure for the counties with the largest percentage of our loan portfolio as of December 31, 2024 and 2023. No other market (as defined by county) had total loans outstanding in excess of 5% of the total portfolio at year end.

	Percentage of Loans Outstanding
	2024	2023
Wake County, North Carolina	9.7%	10.1%
New Hanover County, North Carolina	8.9%	8.1%
Mecklenburg County, North Carolina	7.8%	7.6%
Buncombe County, North Carolina	5.2%	5.3%
Guilford County, North Carolina	4.9%	5.0%
In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, and geographic regions, the Company monitors exposure to credit risk that could arise from potential concentrations of lending products and practices The Company has determined that there is no concentration of credit risk associated with its lending policies or practices.
Impact of Hurricane Helene
The Company identified borrowers with approximately $744 million of loans outstanding within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene. The following is a summary of the categories of those loans outstanding as of December 31, 2024:

($ in thousands)	Balance
Commercial and industrial	$10,543
Construction, development & other land loans	24,891
Commercial real estate - owner occupied	96,412
Commercial real estate - non owner occupied	287,076
Multi-family real estate	25,424
Residential 1-4 family real estate	262,166
Home equity loans/lines of credit	37,472
Consumer loans	—
Total	$743,984

Given that the storm impacted the area just prior to September 30, 2024 and recovery continues in many communities, the Company performed analyses to identify possible impacts from the storm and has reserved accordingly based upon the information available as of December 31, 2024. The Company applied increased reserve rates based upon severe economic factors to the approximately $744 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company performed an initial evaluation of the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans increased by $13.0 million, expanding the ACL as a percent of loans in the impacted geography from 1.25% to 3.00% as of December 31, 2024 and adding 16 basis points to the overall ACL as a percent of total loans, which was 1.51% as of December 31, 2024. We offered a 90 day forbearance to those loan customers impacted by Hurricane Helene.
Allowance for Unfunded Loan Commitments

In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans, and are discussed in Note 1. The allowance for unfunded loan commitments were included in "Other liabilities" on the consolidated balance sheets.

The following table presents the balance and activity in the allowance for unfunded loan commitments for twelve months ended December 31, 2024 and December 31, 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$11,369	$13,306
Initial provision for credit losses on unfunded commitments acquired from GrandSouth	—	1,921
Charge-offs	—	—
Recoveries	—	—
Reversal of provision for unfunded commitments	(2,303)	(3,858)
Ending balance	$9,066	$11,369
Note 5. Premises and Equipment
Premises and equipment at December 31, 2024 and 2023 consisted of the following:

($ in thousands)	Estimated Useful Lives	December 31, 2024	December 31, 2023
Land		$51,053	$52,443
Buildings	15 to 40 years	125,632	127,985
Furniture and equipment	5 to 10 years	35,696	35,214
Vehicles	3 to 5 years	2,460	2,384
Leasehold improvements	1 to 39 years	1,906	1,644
Total cost		216,747	219,670
Less accumulated depreciation and amortization		(73,288)	(68,713)
Total premises and equipment		$143,459	$150,957
Depreciation expense amounted to $7.8 million, $7.8 million, and $6.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is recorded in occupancy and equipment expense.
Note 6. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	December 31, 2024			December 31, 2023
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,387	$213	$2,700	$2,167	$533
Core deposit intangibles	57,890	35,199	22,691	57,890	28,933	28,957
Other	100	100	—	100	83	17
Total amortizable intangible assets	$59,590	$36,686	$22,904	$60,690	$31,183	$29,507
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
In connection with the GrandSouth acquisition on January 1, 2023, the Company recorded $28.8 million in core deposit intangibles.

Amortization expense of all amortizable intangible assets totaled $6.6 million, $8.0 million, and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2024 or 2023 and, therefore, the Company did not perform interim impairment evaluations in either of those years. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2024, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during 2024.
The following table presents the changes in carrying amounts of goodwill:

($ in thousands)	Total Goodwill
Balance at December 31, 2022	$364,263
Additions from acquisition of GrandSouth	114,487
Balance at December 31, 2023	478,750
Net activity during 2024	—
Balance at December 31, 2024	$478,750

The following table presents the estimated amortization expense schedule related to amortizable intangible assets. These amounts will be recorded as "Intangibles amortization expense" within the noninterest expense section of the consolidated statements of income. These estimates are subject to change in future periods to the extent management determines it is necessary to make adjustments to the carrying value or estimated useful lives of amortizable intangible assets.

($ in thousands)	Estimated Amortization Expense
2025	$5,672
2026	4,705
2027	3,950
2028	3,197
2029	2,443
Thereafter	2,937
Total	$22,904
During 2024, 2023 and 2022, the Company recorded $3.2 million, $3.5 million, and $3.4 million , respectively, in SBA guaranteed servicing fee income. There was no impairment of SBA servicing assets at December 31, 2024 and December 31, 2023.

A summary of the key assumptions used in the discounted cash flow method utilized to estimate the fair value of the SBA servicing assets were as follows:

	December 31, 2024	December 31, 2023
Prepayment rate assumption:
Weighted average	19.89%	19.05%
Range	10.69% - 35.20%	9.27% - 33.14%
Discount rate:
Weighted average	12.91%	16.36%
Range	5.49% - 18.92%	11.19% - 22.51%
Servicing cost	0.40%	0.40%
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated.

($ in thousands)	December 31, 2024	December 31, 2023
Beginning balance, net	$3,350	$4,004
Add: New servicing assets	954	702
Less: Amortization expense and impairment charges	(1,699)	(1,356)
Ending balance, net	$2,605	$3,350
Note 7. Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022 are as follows:

($ in thousands)		2024	2023	2022
Current	- Federal	$23,134	$24,750	$35,616
	- State	3,637	3,857	4,477
Deferred	- Federal	(4,569)	(481)	(1,658)
	- State	(300)	(301)	(152)
Total		$21,902	$27,825	$38,283
The following is a reconciliation of federal income tax expense at the statutory rate of 21% at December 31, 2024, December 31, 2023, and December 31, 2022, to the income tax provision reported in the financial statements.

($ in thousands)	2024	2023	2022
Tax provision at statutory rate	$20,605	$27,711	$38,896
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,937)	(1,934)	(1,950)
State income taxes, net of federal benefit	2,928	2,809	3,369
Other, net	306	(761)	(2,032)
Total	$21,902	$27,825	$38,283
In the table above, for 2024, the Other, net amount includes $1.7 million related to incremental state tax-related expenses for prior years, net of associated federal benefit amounts and $0.8 million related to deferred tax adjustments.

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets, which are included in Other assets on the consolidated balance sheets are as follows at December 31, 2024 and 2023:

($ in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses on loans and unfunded commitments	$30,257	$28,063
Unrealized losses on securities available for sale	85,940	92,767
Purchase accounting adjustments	3,358	4,691
Operating lease liability	3,342	4,100
All other	8,077	7,886
Gross deferred tax assets	130,974	137,507

Deferred tax liabilities:
Loan fees	(2,483)	(2,952)
Depreciable basis of fixed assets	(4,647)	(7,070)
Amortizable basis of intangible assets	(14,442)	(15,523)
Right of use lease asset	(3,161)	(3,922)
All other	(578)	(388)
Gross deferred tax liabilities	(25,311)	(29,855)
Net deferred tax asset	$105,663	$107,652
The company had recorded deminimis valuation allowances for 2024 and 2023 related to state net operating loss carryforwards for which the realization of the remaining deferred tax assets is determined to be more likely than not. The Company had no significant uncertain tax positions, and thus no such reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “Other operating expenses.”
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2021. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Note 8. Deposits
The following table lists the composition of the deposit portfolio as of the end of the respective years.

($ in thousands)	December 31, 2024	December 31, 2023
Noninterest-bearing checking accounts	$3,367,624	$3,379,876
Interest-bearing checking accounts	1,398,395	1,411,142
Money market accounts	4,285,405	3,653,506
Savings accounts	542,133	603,362
Other time deposits	566,514	610,887
Time deposits >$250,000	360,854	355,209
Total customer deposits	10,520,925	10,013,982
Brokered Deposits - time deposits	9,600	17,617
Total deposits	$10,530,525	$10,031,599
At December 31, 2024, the scheduled maturities of time deposits were as follows:

($ in thousands)
2025	$887,633
2026	31,749
2027	9,887
2028	5,070
2029	2,562
Thereafter	67
$936,968
Deposits received from executive officers and directors and their associates totaled approximately $5.0 million and $4.6 million at December 31, 2024 and 2023, respectively.
Deposit overdrafts of approximately $1.1 million at December 31, 2024 and 2023 are included within "Loans" on the consolidated balance sheets.
As of December 31, 2024 and 2023, the Company held $360.9 million and $355.2 million, respectively, in time deposits of more than $250,000 (which was the FDIC insurance limit for insured deposits as of December 31, 2024). Brokered deposits were $9.6 million and $17.6 million at December 31, 2024 and 2023, respectively. Total reciprocal deposits through the Certificate of Deposit Account Registry Services ("CDARS") and Insured Cash Sweep ("ICS") were $18.4 million and $26.6 million at December 31, 2024 and 2023, respectively.
As of December 31, 2024, the estimated insured deposits totaled $6.4 billion or 61.0% of total deposits, while approximately $4.1 billion of the Company's total deposits were uninsured deposits. In addition to insured deposits, there were deposits with a balance totaling $690.5 million at December 31, 2024 which were collateralized by investment securities such that approximately 67.6% of our total deposits were insured or collateralized at that date.
The Company’s deposit portfolio is not concentrated in deposits from any single customer or to a relatively small number of customers. Additionally, management is not aware of any concentrations of deposits to classes of customers or industries that would be similarly affected by economic conditions. The following table presents the counties with the largest share of our deposit base as of December 31, 2024 and 2023. No other market area (as defined by county) comprises more than 5% of our deposit base at the dates presented.

	Percentage of Total Deposits
	2024	2023
Moore County, North Carolina	9.2%	10.8%
Buncombe County, North Carolina	7.2%	7.2%
Guilford County, North Carolina	4.8%	5.0%

Note 9. Borrowings and Borrowings Availability
The following tables presents information regarding the Company’s outstanding borrowings at December 31, 2024 ($ are in thousands):

Description	Due Date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$802	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.50% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.61% at 12/31/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	6.77% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.92% at 12/31/24 adjustable rate 3 month CME Term SOFR +2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.01% at 12/31/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company beginning 6/23/2011	8,248	6.45% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 12/31/24 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of December 31, 2024			96,126	6.22%
Unamortized discount on acquired borrowings			(4,250)
Total borrowings			$91,876

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2023 (dollars are in thousands):

Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$851	0.00% to 1.00% fixed
FHLB Fixed Rate Credit	1/16/2024	None	80,000	5.59% fixed
FHLB Fixed Rate Credit	2/27/2024	None	100,000	5.61% fixed
FHLB Fixed Rate Credit	3/20/2024	None	100,000	5.61% fixed
FRB Bank Term Funding Program	12/20/2024	None	224,000	4.85% fixed
FRB Bank Term Funding Program	12/27/2024	None	25,000	4.83% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.30% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	8.40% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	7.78% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	7.66% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	7.04% at 12/31/23 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company beginning 6/23/2011	8,248	7.47% at 12/31/23 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/30/2028	Continuous by Company beginning 11/30/2023	10,000	9.09% at 12/31/23 adjustable rate 3 month CME Term SOFR + 3.69%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 12/31/23 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of December 31, 2023			635,175	5.57%
Unamortized discount on acquired borrowings			(5,017)
Total borrowings			$630,158

All outstanding FHLB and FRB borrowings may be accelerated immediately by the FHLB and FRB, respectively, in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the borrowing agreement.
In the above tables, at December 31, 2024, there were no short-term borrowings (original maturity of less than twelve months). At December 31, 2023, short-term borrowings totaled $529.0 million and had a weighted average interest rate of 5.25% .
Trust Preferred Securities in the above tables are borrowings structured as trust preferred capital securities which were issued by various unconsolidated subsidiaries of the Company as discussed in Note 1. These unsecured debt securities qualify as Tier I capital for capital adequacy requirements.
The Subordinated Debentures in the tables above are borrowings issued by GrandSouth and assumed by the Company on January 1, 2023. These unsecured debt securities qualify as Tier II capital for capital adequacy requirements.
At December 31, 2024, the Company had several sources of readily available borrowing capacity:
•A $1.4 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of December 31, 2024, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $2.4 billion and the Company's FHLB stock totaling $8.5 million. $0.8 million was outstanding on the line of credit at December 31, 2024 and $280.9 million was outstanding at December 31, 2023;
•A total of $265.0 million federal funds lines of credit with correspondent banks which allow the Company to purchase federal funds on an overnight, unsecured basis. None was outstanding at December 31, 2024 or 2023; and
•An approximately $767.4 million line of credit through the Federal Reserve's discount window borrowing program, which was secured at December 31, 2024 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding real estate collateral) totaling approximately $303.0 million and specific investment securities with a carrying value of $697.5 million. No borrowings were outstanding at December 31, 2024 or 2023, respectively.
At December 31, 2024, the contractual maturities of borrowings were as follows for the years ending:

($ in thousands)	FHLB Principal Reducing Credit	Trust Preferred Securities	Subordinated Debentures	Total
2025	$—	$—	$—	$—
2026	—	—	—	—
2027	—	—	—	—
2028	802	—	—	802
2029	—	—	—	—
Thereafter	—	77,324	18,000	95,324
Total	$802	$77,324	$18,000	96,126
Unamortized discount on acquired borrowings				(4,250)
Total borrowings				$91,876
Note 10. Leases
The Company enters into leases in the normal course of business. As of December 31, 2024, the Company leased 13 branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from April 2026 to May 2076, some of which include options for multiple five- and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 21.2 years as of December 31, 2024 and 19.8 years as of December 31, 2023. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, based on a fully collateralized fully amortizing borrowing with a maturity similar to the lease term, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.34% and 3.19% as of December 31, 2024 and 2023, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheet, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheet were $13.8 million and $14.6 million as of December 31, 2024, respectively, and were $17.1 million and $17.8 million as of December 31, 2023, respectively.
Total operating lease expenses, included in "Occupancy and equipment expenses" in the Company's consolidated statement of income, was $2.5 million in 2024, $3.1 million in 2023, and $2.9 million in 2022.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024 for each of the five calendar years ending December 31, 2029 are as follows:

($ in thousands)
2025	$1,800
2026	1,517
2027	1,236
2028	1,145
2029	1,087
Thereafter	15,033
Total undiscounted lease payments	21,818
Less effect of discounting	(7,264)
Present value of estimated lease payments (lease liability)	$14,554

Note 11. Employee Benefit Plans
401(k) Plan
The Company sponsors a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). New employees who have met the age requirement are automatically enrolled in the plan at a 6% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan, not to exceed IRC limits. For the years ended December 31, 2024, 2023, and 2022, the Company matched 100% of the employee’s contribution up to 4%, 6% and 6%, respectively. The Company’s matching contribution expense was $6.8 million, $6.1 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Although discretionary contributions by the Company are permitted by the plan, the Company did not make any such contributions in the years presented. The Company’s matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions. During 2024, upon the dissolution of the Pension Plan, as discussed below, the remaining balance of plan assets was transferred to the 401(k) Plan, the expense for which is included in the 2024 contribution expense shown above.
Pension Plan
Historically, the Company offered a noncontributory defined benefit retirement plan (the “Pension Plan”) that qualified under Section 401(a) of the IRC. In 2023, the Company’s Board of Directors (the "Board") approved a resolution to terminate the Pension Plan. During 2023, the Company commenced the Pension Plan termination process and on July 31, 2023, the Pension Plan was amended to terminate it as of that date. Subsequently in 2023, the Pension Plan settled benefits through lump-sum payments of approximately $9.2 million to eligible participants electing that option and purchased annuity contracts from One America (the "Insurer") which irrevocably transferred to the Insurer approximately $19.5 million of the Pension Plan's obligations and related assets, thereby reducing the Pension Plan's obligations at December 31, 2023 to zero. The Company utilized the remaining surplus for future contributions under the Company’s 401(k) Plan and the remaining balance was transferred to the 401(k) Plan during 2024.
Supplemental Executive Retirement Plan
Historically, the Company sponsored a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain senior management executives of the Company. The purpose of the SERP was to provide additional monthly pension benefits. The SERP is an unfunded plan. Payments are made from the general assets of the Company. Effective December 31, 2012, the Company froze the SERP to all participants.
The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2024	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$3,352	$3,521	$4,660
Service cost	—	—	—
Interest cost	151	158	112
Actuarial gain	(111)	(86)	(1,006)
Benefits paid	(241)	(241)	(245)
Accumulated benefit obligation at end of year	3,151	3,352	3,521
Plan assets	—	—	—
Funded status at end of year	$(3,151)	$(3,352)	$(3,521)
The accumulated benefit obligation presented above is included in "Other liabilities" in the consolidated balance sheets at December 31, 2024 and 2023.
The following table presents information regarding the amounts recognized in AOCI at December 31, 2024 and 2023, as it relates to the SERP:

($ in thousands)	2024	2023
Net (loss) gain	$111	$(100)
Prior service cost	—	—
Amount recognized in AOCI before tax effect	111	(100)
Tax (expense) benefit	(26)	23
Net amount recognized as increase (decrease) to AOCI	$85	$(77)
The following table reconciles the beginning and ending balances of AOCI at December 31, 2024 and 2023, as it relates to the SERP:

($ in thousands)	2024	2023
Accumulated other comprehensive (loss) income at beginning of fiscal year	$(77)	$1,195
Net gain arising during period	111	86
Prior service cost	—	—
Amortization of unrecognized actuarial gain (loss)	100	(1,737)
Amortization of prior service cost and transition obligation	—	—
Tax (expense) benefit related to changes during the year, net	(49)	379
Accumulated other comprehensive income (loss) at end of fiscal year	$85	$(77)
The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2024	2023
Accrued liability as of beginning of fiscal year	$(3,251)	$(5,071)
Net periodic pension (cost) income for fiscal year	(251)	1,579
Benefits paid	241	241
Accrued liability as of end of fiscal year	$(3,261)	$(3,251)
Net pension cost for the SERP included the following components for the years ended December 31, 2024, 2023, and 2022:

($ in thousands)	2024	2023	2022
Service cost – benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	151	158	112
Amortization of net actuarial gain (loss)	100	(1,737)	(544)
Net periodic pension cost (income)	$251	$(1,579)	$(432)
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the consolidated statements of income.

The following table is an estimate of the benefits that will be paid in accordance with the SERP for each of the five calendar years ending December 31, 2027 and thereafter:

($ in thousands)	Estimated benefit payments
2025	$282
2026	283
2027	301
2028	292
2029	284
2030-2034	1,296
The following assumptions were used in determining the actuarial information for the SERP for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Discount rate used to determine net periodic pension cost	4.68%	4.90%	2.48%
Discount rate used to calculate end of year liability disclosures	5.31%	4.68%	4.90%
The Company’s discount rate policy for the SERP is to use the FTSE yield curve that matches the expected cash flows of the SERP.

Note 12. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used. The following table presents the Company’s outstanding loan commitments, including credit cards, at December 31, 2024 and December 31, 2023.

	December 31, 2024			December 31, 2023
($ in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Loan commitments	$157,221	$266,425	$423,646	$442,916	$179,934	$622,850
Unused lines of credit	384,078	1,538,439	1,922,517	407,521	1,417,250	1,824,771
Total	$541,299	$1,804,864	$2,346,163	$850,437	$1,597,184	$2,447,621
In addition to loan commitments, at December 31, 2024 and 2023, the Company had $24.5 million and $20.6 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for a term of one year, at which time they may be renewed for another year if both parties agree.
The Company maintains an allowance for unfunded loan commitments which is included in "Other liabilities" in the consolidated balance sheets. The allowance for unfunded loan commitments is determined as part of the quarterly ACL analysis.
The Company also periodically invests in limited partnerships and LLCs primarily for the purposes of fulfilling CRA requirements and obtaining tax credits. As of December 31, 2024, the Company had a remaining funding commitment of $32.1 million related to these investments.
The Company, in the normal course of business, may be subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. The Company is not involved in any legal proceedings which, in management’s opinion, could have a material effect on the consolidated financial position of the Company.
Note 13. Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to certain risks arising from both its business operations and economic conditions. As an element of its risk management strategies, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. To accommodate customers, the Company may enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program.
At December 31, 2024, the Company's derivative financial instruments consist entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
The Company's derivative instruments are carried at fair value and included in "Other assets" for derivatives with positive fair values and "Other liabilities" for derivatives with negative fair values on the consolidated balance sheets.
The table below presents the fair value of Company’s derivative financial instruments as of the dates indicated.

	As of December 31, 2024			As of December 31, 2023
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Customer interest rate contracts	$36,526	$301	$—	$13,000	$295	$—
Offsetting counterparty interest rate contracts	$36,526	—	302	$13,000	—	349
Total derivatives not designated as hedging instruments		$301	$302		$295	$349
The table below presents the gains and losses recognized in income related to derivative financial instruments that are not designated as hedging instruments. Gains and losses on interest rate swap not designated as hedges are included in "Other gains, net" on the consolidated statements of income for the date indicated.

	Gains (Losses)
($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Customer interest rate swaps and counterparty offsets	$53	$(54)
Total	$53	$(54)
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2024 and December 31, 2023. The Company’s interest rate swaps are subject to master netting arrangements between the Company and its counterparties, however, the Company has not made a policy election to offset its derivative positions. The interest rate swaps with borrowers are cross collateralized with the underlying loan and, therefore, there is no posted collateral. Interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps
As of December 31, 2024	$301	$—	$301	$—	$—	$301
As of December 31, 2023	$295	$—	$295	$—	$—	$295

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swaps
As of December 31, 2024	$302	$—	$302	$—	$150	$152
As of December 31, 2023	$349	$—	$349	$—	$330	$19
The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments which were immaterial at December 31, 2024 and December 31, 2023.
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
The Company manages its credit exposure on derivative transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreement requires collateralization of exposure beyond specified minimum threshold amounts. As of December 31, 2024 and December 31, 2023, respectively, the fair value of derivatives in a net liability position, including accrued interest, was $302 thousand and $349 thousand. As of December 31, 2024 and December 31, 2023, respectively, the Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $150 thousand and $330 thousand.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2024.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$120,581	$—	$120,581	$—
Government-sponsored enterprise securities	9,614	—	9,614	—
Mortgage-backed securities	1,897,175	—	1,896,469	706
Corporate bonds	15,692	—	13,942	1,750
Total available for sale securities	$2,043,062	$—	$2,040,606	$2,456

Derivative financial assets	$301	$—	$301	$—

Presold mortgages in process of settlement	$5,942	$—	$5,942	$—

Derivative financial liabilities	$302	$—	$302	$—

Nonrecurring
Individually evaluated loans	$879	$—	$—	$879
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
Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by the Company's third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include US Treasury securities, mortgage-backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities may be classified within Level 3 of the hierarchy.
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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a nonrecurring basis as of December 31, 2024.
The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2024 and 2023 are as follows:

		December 31, 2024		December 31, 2023
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$78,596	$78,596	$100,891	$100,891
Due from banks, interest-bearing	Level 1	428,911	428,911	136,964	136,964
Securities held to maturity	Level 2	519,998	428,571	533,678	449,623
Total loans, net of allowance	Level 3	7,972,104	7,514,505	8,040,249	7,379,079
SBA servicing asset	Level 3	2,604	3,746	3,351	4,049

Demand deposits, money market and savings	Level 1	9,593,557	9,593,557	9,052,905	9,052,905
Time deposits	Level 2	936,968	933,523	978,694	972,513
Borrowings	Level 2	91,876	81,216	630,158	615,614
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
Note 15. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $4.3 million, $4.6 million, and $3.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is include in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized $1.0 million, $1.1 million, and $0.7 million of income tax benefits related to stock-based compensation expense in its income statement for the years ended December 31, 2024, 2023, and 2022, respectively.
At December 31, 2024, the sole equity-based compensation plan for the Company is the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of December 31, 2024, the Equity Plan had 1,930,548 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently 13 in total) in June of each year. These grants were each valued at approximately $37,500 in 2024, $37,500 in 2023 and $32,000 in 2022. Compensation expense associated with these director awards is recognized on the date of the award since there are no vesting conditions.
On May 31, 2024, the Company granted 15,457 shares of common stock to non-employee directors (1,189 shares per director), at a fair market value of $31.55 per share, which was the closing price of the Company’s common stock on that date, which resulted in $487,500 in expense. On June 1, 2023, the Company granted 17,094 shares of common stock to non-employee directors (1,221 shares per director), at a fair market value of $30.69 per share, which was the closing price of the Company’s common stock on that date, which resulted in $525,000 in expense. On June 1, 2022, the Company granted 10,344 shares of common stock to non-employee directors (862 shares per director), at a fair market value of $37.12 per share, which was the closing price of the Company's common stock on that date, which resulted in $384,000 in expense. The expense associated with director grants is classified as "Other operating expense" in the consolidated statements of income.

The following table presents information regarding the activity during 2022, 2023, and 2024 related to the Company’s outstanding restricted stock:

	Long-Term Restricted Stock
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	206,331	$35.25
Granted during the period	95,960	38.09
Vested during the period	(70,110)	36.69
Forfeited or expired during the period	(9,169)	32.62

Nonvested at December 31, 2022	223,012	36.14
Granted during the period	143,380	37.08
Vested during the period	(74,310)	29.43
Forfeited or expired during the period	(791)	37.88

Nonvested at December 31, 2023	291,291	38.01
Granted during the period	67,900	38.14
Vested during the period	(119,906)	41.72
Forfeited or expired during the period	(2,334)	42.84

Nonvested at December 31, 2024	236,951	$36.43
The total fair value of shares vested during 2024, 2023 and 2022 was $5.0 million, $2.2 million and $2.6 million, respectively. Total unrecognized compensation expense as of December 31, 2024 amounted to $3.0 million with a weighted average remaining term of 1.9 years. The Company expects to record $2.1 million of compensation expense in the next twelve months related to these nonvested awards that are outstanding at December 31, 2024.
As discussed in Note 2, in conjunction with the GrandSouth acquisition, GrandSouth common stock options outstanding at January 1, 2023 became fully vested under the change in control provisions in the GrandSouth option plans and were converted into replacement options to acquire 0.91 shares of the Company's common stock. The Company issues new shares of common stock when options are exercised. No options were granted in 2024.
Stock option activity and related information is presented below as of and for the periods indicated:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	—	$—
Replacement options issued in conjunction with acquisition of GrandSouth	542,345	20.14
Exercised during the period	(236,760)	19.09
Forfeited or expired during the period	—	—
Balance at December 31, 2023	305,585	20.95

Exercised during the period	(194,884)	21.70
Forfeited or expired during the period	—	—

Outstanding at December 31, 2024	110,701	$19.63	4.24	$2,694

Exercisable at December 31, 2024	110,701	$19.63	4.24	$2,694
Stock options outstanding are summarized as follows as of December 31, 2024:

Shares	Range	Weighted Average Price	Weighted Average Remaining Life in Years
36,567	$15.38 - 18.18	$15.41	2.09
40,303	$18.19	18.19	4.47
33,831	$18.20 - 31.32	25.92	6.27
110,701		$19.63	4.24
The fair value of the replacement options issued in conjunction with the GrandSouth acquisition as of January 1, 2023 was measured using the Black-Scholes option pricing model. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted during the year ended December 31, 2023:

Fair value per option, weighted average	$24.85
Expected life (years)	1.4 - 4.7
Expected stock price volatility, weighted average	46.39%
Expected dividend yield	2.05%
Risk-free interest rate, weighted average	4.18%
Expected forfeiture rate	0.00%
The expected life is based on historical exercises and forfeitures experience of the grantees. The volatility is based on historical price volatility. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.
At December 31, 2024, the Company had no unrecognized compensation expense related to stock options. All unexercised options expire ten years after the applicable original grant dates under the GrandSouth stock option plan.
Note 16. Shareholders’ Equity
Rabbi Trust Obligations
With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan structured as a Rabbi Trust for certain members of Carolina Bank’s board of directors that is fully funded by Company common stock. Subsequent to the acquisition, payments have been made to plan participants and the related asset and liability were both $1.1 million at December 31, 2024 and $1.4 million at December 31, 2023, respectively, and are presented as components of shareholders’ equity.
Stock Repurchases
Pursuant to authorizations by the Company's Board, the Company from time to time has repurchased shares of common stock in private transactions and in open-market purchases. On January 30, 2024, the Board of Directors of the Company authorized the repurchase of up to $40 million of the Company’s common stock. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. During the years ended December 31, 2024 and December 31, 2023, the Company did not make any such purchases.

Note 17. Earnings Per Share
The following is a reconciliation of the income (numerator) and shares (denominator) used in computing Basic and Diluted EPS:

	For Years Ended December 31,
	2024			2023			2022
($ in thousands except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$76,215			$104,131			$146,936
Less: income allocated to participating securities	(391)			(685)			(779)
Basic EPS per common share	$75,824	41,021,475	$1.85	$103,446	40,746,772	$2.54	$146,157	35,485,620	$4.12

Diluted EPS:
Net income	$76,215	41,021,475		$104,131	40,746,772		$146,936	35,485,620
Effect of Dilutive Securities	—	305,741		—	418,062		—	189,110
Diluted EPS per common share	$76,215	41,327,216	$1.84	$104,131	41,164,834	$2.53	$146,936	35,674,730	$4.12

For the years ended December 31, 2024 and December 31, 2023, there were no options that were anti-dilutive. There were no outstanding options in 2022.

Note 18. Accumulated Other Comprehensive Income (Loss)
The components of AOCI for the Company for the periods shown were as follows:

($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Unrealized loss on securities available for sale	$(368,055)	$(400,720)	$(444,063)
Tax effect	85,941	92,767	102,046
Net unrealized loss on securities available for sale	(282,114)	(307,953)	(342,017)

Postretirement plans asset (liability)	111	(100)	54
Tax effect	(26)	23	(12)
Net postretirement plans asset (liability)	85	(77)	42

Total accumulated other comprehensive loss	$(282,029)	$(308,030)	$(341,975)

The following table discloses the changes in AOCI for the years ended December 31, 2024, 2023, and 2022 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans (Liability) Asset	Total
Beginning balance at January 1, 2022	$(24,698)	$(272)	$(24,970)

Other comprehensive (loss) income before reclassifications	(317,319)	536	(316,783)
Amounts reclassified from accumulated other comprehensive income	—	(222)	(222)
Net current-period other comprehensive (loss) income	(317,319)	314	(317,005)

Ending balance at December 31, 2022	(342,017)	42	(341,975)

Other comprehensive income (loss) before reclassifications	34,064	(466)	33,598
Amounts reclassified from accumulated other comprehensive income	—	347	347
Net current-period other comprehensive income (loss)	34,064	(119)	33,945

Ending balance at December 31, 2023	(307,953)	(77)	(308,030)

Other comprehensive (loss) income before reclassifications	(3,273)	85	(3,188)
Amounts reclassified from accumulated other comprehensive income	29,112	77	29,189
Net current-period other comprehensive income (loss)	25,839	162	26,001

Ending balance at December 31, 2024	$(282,114)	$85	$(282,029)

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
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2024, approximately $1.1 billion of the Company’s investment in the Bank was restricted as to transfer to the Company without obtaining prior regulatory approval.
There was no average reserve balance requirement under the requirements of the Federal Reserve at December 31, 2024.
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

The Company’s and the Bank’s respective regulatory capital ratios as of December 31, 2024 and 2023, along with the minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action in effect at such times are presented below. There are no conditions or events since year-end that management believes have changed the Company’s or the Bank's classification.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2024
Common Equity Tier I Capital Ratio
Company	$1,239,980	14.35%	$604,868	7.00%	N/A	N/A
Bank	$1,315,671	15.23%	$604,708	7.00%	$561,514	6.50%
Total Capital Ratio
Company	$1,437,050	16.63%	$907,338	10.50%	N/A	N/A
Bank	$1,423,966	16.48%	$907,260	10.50%	$864,057	10.00%
Tier I Capital Ratio
Company	$1,311,128	15.17%	$734,647	8.50%	N/A	N/A
Bank	$1,315,671	15.23%	$734,288	8.50%	$691,094	8.00%
Leverage Ratio
Company	$1,311,128	11.15%	$470,360	4.00%	N/A	N/A
Bank	$1,315,671	11.19%	$470,302	4.00%	$587,878	5.00%

As of December 31, 2023
Common Equity Tier I Capital Ratio
Company	$1,187,027	13.20%	$629,376	7.00%	N/A	N/A
Bank	$1,291,074	14.36%	$629,256	7.00%	$584,309	6.50%
Total Capital Ratio
Company	$1,397,502	15.54%	$944,064	10.50%	N/A	N/A
Bank	$1,403,551	15.61%	$943,884	10.50%	$898,938	10.00%
Tier I Capital Ratio
Company	$1,257,834	13.99%	$764,242	8.50%	N/A	N/A
Bank	$1,291,074	14.36%	$764,097	8.50%	$719,150	8.00%
Leverage Ratio
Company	$1,257,834	10.91%	$461,312	4.00%	N/A	N/A
Bank	$1,291,074	11.20%	$461,248	4.00%	$576,560	5.00%
Note 20. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the "Revenue from Contracts with Customers" accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2024, 2023, and 2022. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Noninterest income in-scope of ASC 606:
Service charges on deposit accounts	$16,620	$16,800	$15,368
Other service charges and fees:
Bankcard Interchange income, net	9,306	9,319	14,996
Other service charges and fees	6,945	6,405	5,866
Commissions from sales of financial products	5,270	5,503	5,195
Portion of other income in-scope of ASC 606	312	1,803	2,608
Noninterest income (in-scope of ASC 606)	38,453	39,830	44,033
Noninterest income (out-of-scope of ASC 606)	(20,554)	17,475	23,791
Total noninterest income	$17,899	$57,305	$67,824
A description of the Company’s revenue streams accounted for under ASC 606 is detailed below.
Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Overdraft fees are recognized at the point in time that the overdraft occurs. Maintenance and activity fees include account maintenance fees and transaction-based fees. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of the month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees, which include services such as ATM usage fees, stop payment charges, statement rendering, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Service charges on deposits are withdrawn from the customer’s account balance. Substantially all of these revenues are recognized at the point in time the services are provided.
Other service charges and fees: The Company earns interchange income on its customers’ debit and credit card usage and earns fees from other services utilized by its customers. "Bankcard interchange income" is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange fees are offset with interchange expenses and are presented on a net basis. "Other service charges and fees" includes revenue from processing wire transfers, bill pay service, cashier’s checks, ATM surcharge fees, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Substantially all of these revenues are recognized at the point in time the services are provided, with some recognized in the following month.
Commissions from the sale of financial products: The Company earns commissions from the sale of wealth management products. Wealth management income primarily consists of commissions received on financial product sales, such as annuities. The Company’s performance obligation is generally satisfied upon the issuance of the financial product. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company also earns some fees from asset management, which is billed quarterly and due upon billing for services rendered in the most recent period, for which the performance obligation has been satisfied. Substantially all of these revenues are recognized at the point in time that the services are provided.
Most contracts with customers are cancellable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2024 is expected to be earned within one year.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

Note 21. Supplementary Income Statement Information
Components of other noninterest income or noninterest expense exceeding 1% of total revenue for any of the years ended December 31, 2024, 2023, and 2022 are as follows:

($ in thousands)	2024	2023	2022
Total revenue threshold (1%)	$5,371	$5,462	$4,089
Noninterest income:
Bankcard Interchange income, net	9,306	9,319	14,996
Noninterest expense:
Other operating expenses – software costs	7,691	8,717	6,064
Other operating expenses – data processing expense	8,916	8,733	7,535
Other operating expenses – FDIC insurance expense	6,559	6,982	2,913
Note 22. Segment Reporting
The Company is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary, First Bank (the "Bank"). As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products or the provision of financial advice to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.
The accounting policies of the banking operations segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The role of chief operating decision maker is comprised of the executive leadership team to include the Company's Chief Executive Officer, the Bank's Chief Executive Officer, the Bank's President, the Company's Chief Financial Officer. The chief operating decision makers use pre-tax net income to allocate resources in the annual budget and forecasting process. The chief operating decision makers consider budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.
The chief operating decision makers use the Consolidated Statements of Income and Consolidated Balance Sheets to ascertain measures or performance such as revenue, profit or loss, significant expenses and assets.
Depreciation expense amounted to $7.8 million, $7.8 million, and $6.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is recorded in occupancy expense.

Note 23. Condensed Parent Company Information
Condensed financial data for the Company (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2024	2023
Assets
Cash on deposit with bank subsidiary	$24,005	$4,597
Investment in subsidiaries	1,523,626	1,478,750
Premises and equipment	7	7
Other assets	521	379
Total assets	$1,548,159	$1,483,733

Liabilities and shareholders’ equity
Subordinated debt	$17,602	$27,177
Trust preferred securities	73,472	73,130
Other liabilities	11,474	11,046
Total liabilities	102,548	111,353
Shareholders’ equity	1,445,611	1,372,380
Total liabilities and shareholders’ equity	$1,548,159	$1,483,733

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest income	$123	$116	$48
Dividends from subsidiaries	70,000	32,700	17,400
Total income	70,123	32,816	17,448

Interest expense	7,766	7,945	2,926
Other expenses	2,153	2,057	1,693
Total expense	9,919	10,002	4,619

Income before income taxes and equity in undistributed income of subsidiaries	60,204	22,814	12,829
Income tax benefit	(2,057)	(2,076)	(960)
Income before equity in undistributed income of subsidiaries	62,261	24,890	13,789
Equity in undistributed income of subsidiaries	13,954	79,241	133,147
Net income	$76,215	$104,131	$146,936

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2024	2023	2022
Operating Activities:
Net income	$76,215	$104,131	$146,936
Equity in undistributed earnings of subsidiaries	(13,954)	(79,241)	(133,147)
(Increase) decrease in other assets	(143)	(604)	4,055
Increase (decrease) in other liabilities	1,140	1,741	642
Net cash provided by operating activities	63,258	26,027	18,486
Investing Activities:
Net cash received in acquisitions	—	4,123	—
Net cash provided by investing activities	—	4,123	—
Financing Activities:
Repayment of subordinated debentures	(10,000)	—	—
Payment of common stock cash dividends	(36,253)	(34,940)	(30,660)
Repurchases of common stock	—	—	—
Proceeds from stock option exercises	4,094	4,519	—
Cash paid for shares withheld for payroll taxes on stock based compensation	(1,691)	(743)	(840)
Net cash used in financing activities	(43,850)	(31,164)	(31,500)
Net increase (decrease) in cash	19,408	(1,014)	(13,014)
Cash, beginning of year	4,597	5,611	18,625
Cash, end of year	$24,005	$4,597	$5,611

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Bancorp (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Note 4 to the Company’s consolidated financial statements, the Company reported an allowance for credit losses on loans (“ACL”) of approximately $122.6 million as of December 31, 2024. As described in Note 1 to the Company's consolidated financial statements, the ACL represents management’s estimate of credit losses for the remaining estimated life of the loan portfolio using a quantitative lifetime loss model, which uses assumptions and data elements, some of which are subjective in nature. There is also a qualitative component of the ACL that is derived by applying qualitative risk scoring to a range of maximum and minimum loss rates for each of the identified qualitative factors.

Management makes significant judgments regarding selecting reasonable and supportable economic forecast factors used in the quantitative model and qualitative risk scores used in the qualitative component of the ACL. We identified these economic forecast factors and qualitative risk scores as a critical audit matter because they involve especially subjective and complex judgement in auditing whether these were reasonable and supportable. These assumptions required a high degree of auditor judgment and increased extent of effort, specialized skills, and knowledge.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of the Company’s controls over the selected economic forecast factors and qualitative risk scores.
•Assessing the reasonableness of management’s judgments in determining the selected economic forecast factors and qualitative risks scores, including assessing the consistency of management’s application of its underlying framework for determining these assumptions and assessing for potential bias and potential contradictory evidence.
•Utilizing personnel with specialized skill and knowledge to assist with assessing the relevance and reliability of the data used in determining the selected economic forecast factors, including comparing the data to third-party sources.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2019.
Philadelphia, Pennsylvania
February 26, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina

Opinion on Internal Control over Financial Reporting

We have audited First Bancorp’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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
February 26, 2025

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the "Framework"). Based on management’s evaluation under the Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2024.
BDO USA, LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2024, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2024, as stated in their reports, which are included in Item 8 hereof.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting

Item 9B. Other Information
Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended December 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.
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
Awards Made To Named Executive Officers
During the fiscal year ended December 31, 2024, the Company did not award an option or other right to purchase or acquire its common shares during any period beginning four business days before the filing of a periodic report on Form 10-Q or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such a report to any of the Company’s “named executive officers” (as such persons are specified in the Company’s Proxy Statements for its 2023 or 2024 Annual Meeting of Shareholders).
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
Additional Information Regarding the Registrant’s Equity Compensation Plans
At December 31, 2024, the Company had one equity-based compensation plan, under which new grants of equity-based awards are possible.
The following table presents information as of December 31, 2024 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plan. At December 31, 2024, the Company had no options, warrants or rights outstanding under any compensation plans. As discussed in Note 2 and Note 15, the options shown in the table below were assumed in conjunction with the GrandSouth acquisition.

	As of December 31, 2024
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	110,701	$19.63	1,930,548
Equity compensation plans not approved by security holders	—	—	—
Total	110,701	$19.63	1,930,548
_________________
(1) Consists of the Company’s 2024 Equity Plan, which is currently in effect.

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

10.c	First Bancorp 2014 Equity Plan was filed as Appendix B to the Registrant’s Form Def 14A filed on April 4, 2014, and is incorporated herein by reference. (*)
10.d	First Bancorp Long Term Care Insurance Plan was filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (*)
10.e
Advances and Security Agreement with the Federal Home Loan Bank of Atlanta dated February 15, 2005 was attached as Exhibit 99(a) to the Company’s Current Report on Form 8-K filed on February 22, 2005, and is incorporated herein by reference.

10.f	Form of Stock Option and Performance Unit Award Agreement was filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2008, and is incorporated herein by reference. (*)
10.g
First Bancorp Employees’ Pension Plan, including amendments, was filed as Exhibit 10.v to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference. (*)

10.h
Employment Agreement between the Company and Richard H. Moore dated August 28, 2012 was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and is incorporated herein by reference. Amendments to this agreement were filed in the Company’s Current Reports on Form 8-K filed on March 9, 2017 and February 9, 2018 and are incorporated herein by reference. (*)

10.i
Amended and Restated Employment Agreement by and among the Company and the Bank and Michael G. Mayer effective February 7, 2025 was filed as Exhibit 10.k to the Company's Current Report on Form 8-K filed on February 6, 2025 and is incorporated by reference. (*)

10.j
Amendment to the First Bancorp Senior Management Supplemental Executive Retirement Plan dated March 11, 2014 was filed as Exhibit 10.aa to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and is incorporated herein by reference. (*)

10.k	The Executive Nonqualified Excess Plan Document was filed as Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and is incorporated herein by reference. (*)
10.l
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
The Company’s Annual Incentive Plan for certain employees and executive officers was filed as Exhibit 10.q to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and is incorporated herein by reference. (*)

10.o
Employment Agreement by and among the Company and the Bank and G. Adams Currie Jr. dated December 23, 2021 was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on December 23, 2021 and is incorporated by reference. (*)

10.p
Employment Agreement by and among the Company and the Bank and Elizabeth B. Bostian dated December 23, 2021 as filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on December 23, 2021 and is incorporated by reference. (*)

10.q
Form of First Amendment to Employment and Change of Control Agreement entered into effective November 6, 2023 with each of its named executive officers was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and is incorporated herein by reference. (*)

10.r
First Bancorp 2024 Equity was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2024 (Commission File No. 333-279858) and is incorporated herein by reference (*)

10.s
Employment Agreement by and among the Company and the bank and Christian Wilson dated February 7, 2025 as filed as Exhibit 10.u to the Company's Current Report on Form 8-K on February 6, 2025 and is incorporated by reference (*)

19.a	Securities Law Compliance Policy
19.b	Insider Trading and Section 16 Reporting Policy
21	List of Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Excess Incentive Compensation Recovery Policy dated October 23, 2023 was filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated herein by reference. (*)

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

__________________

(b)	Exhibits - see (a)(3) above.
(c)	No financial statement schedules are filed herewith.
Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 300 SW Broad Street, Southern Pines, North Carolina, 28387.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on February 26, 2025.

First Bancorp
By: /s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers
/s/ Richard H. Moore	/s/ Elizabeth B. Bostian	/s/ T. Brent Hicks
Richard H. Moore Chief Executive Officer & Chairman of the Board	Elizabeth B. Bostian Executive Vice President & Chief Financial Officer	T. Brent Hicks Executive Vice President & Chief Accounting Officer
February 26, 2025	February 26, 2025	February 26, 2025

Board of Directors
/s/ James C. Crawford, III		/s/ Richard H. Moore
James C. Crawford, III Lead Independent Director Director		Richard H. Moore Chairman of the Board Director
February 26, 2025		February 26, 2025

/s/ Mary Clara Capel		/s/ Carlie C. McLamb, Jr.
Mary Clara Capel Director		Carlie C. McLamb, Jr. Director
February 26, 2025		February 26, 2025

/s/ Suzanne DeFerie		/s/ Dexter V. Perry
Suzanne DeFerie Director		Dexter V. Perry Director
February 26, 2025		February 26, 2025

/s/ Abby J. Donnelly		/s/ J. Randolph Potter
Abby J. Donnelly Director		J. Randolph Potter Director
February 26, 2025		February 26, 2025

/s/ John B. Gould		/s/ O. Temple Sloan, III
John B. Gould Director		O. Temple Sloan, III Director
February 26, 2025		February 26, 2025

/s/ Michael G. Mayer		/s/ Frederick L. Taylor II
Michael G. Mayer Director		Frederick L. Taylor II Director
February 26, 2025		February 26, 2025

/s/ John W. McCauley		/s/ Dennis A. Wicker
John W. McCauley Director		Dennis A. Wicker Director
February 26, 2025		February 26, 2025