Form 10-Q
period 2025-03-31
FIRST BANCORP /NC/
filed 2025-05-09
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on April 30, 2025 was 41,420,164.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, geopolitical influences and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2024 Annual Report on Form 10-K ("2024 Annual Report") and Item 1A of Part II of this report.

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp
Consolidated Balance Sheets

($ in thousands - unaudited)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks, noninterest-bearing	$149,781	$78,596
Due from banks, interest-bearing	622,660	428,911
Total cash and cash equivalents	772,441	507,507

Securities available for sale (amortized cost of $2,385,730 and $2,411,117, respectively)	2,064,516	2,043,062
Securities held to maturity (fair values of $430,601 and $428,571, respectively)	518,265	519,998
Presold mortgages in process of settlement	5,166	5,942

Loans	8,103,033	8,094,676
Allowance for credit losses on loans	(120,631)	(122,572)
Net loans	7,982,402	7,972,104

Premises and equipment, net	141,954	143,459
Accrued interest receivable	35,452	36,329
Goodwill	478,750	478,750
Other intangible assets, net	21,388	22,904
Bank-owned life insurance	189,597	188,460
Other assets	226,314	229,179
Total assets	$12,436,245	$12,147,694

Liabilities
Deposits
Noninterest-bearing deposits	$3,476,786	$3,367,624
Interest-bearing deposits	7,267,873	7,162,901
Total deposits	10,744,659	10,530,525
Borrowings	92,055	91,876
Accrued interest payable	4,935	4,604
Other liabilities	86,420	75,078
Total liabilities	10,928,069	10,702,083

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,368,828 shares and 41,347,418 shares, respectively	971,174	971,313
Retained earnings	783,630	756,327
Stock in rabbi trust assumed in acquisition	(1,166)	(1,148)
Rabbi trust obligation	1,166	1,148
Accumulated other comprehensive income (loss)	(246,628)	(282,029)
Total shareholders’ equity	1,508,176	1,445,611
Total liabilities and shareholders’ equity	$12,436,245	$12,147,694
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except share data - unaudited)	2025	2024
Interest Income
Interest and fees on loans	$110,533	$109,798
Interest on investment securities:
Taxable interest income	15,524	12,728
Tax-exempt interest income	1,116	1,117
Other, principally overnight investments	5,487	2,971
Total interest income	132,660	126,614

Interest Expense
Interest on deposits	38,119	39,135
Interest on borrowings	1,658	8,205
Total interest expense	39,777	47,340

Net interest income	92,883	79,274
Provision for credit losses	1,116	1,200
Net interest income after provision for credit losses	91,767	78,074

Noninterest Income
Service charges on deposit accounts	3,767	3,868
Other service charges and fees	5,883	5,570
Presold mortgage loan fees and gains on sale	450	338
Commissions from sales of financial products	1,408	1,320
SBA loan sale gains	52	895
Bank-owned life insurance income	1,228	1,164
Securities losses, net	—	(975)
Other income, net	114	716
Total noninterest income	12,902	12,896

Noninterest Expense
Salaries incentives and commissions expense	28,661	27,642
Employee benefit expense	6,095	6,269
Total personnel expense	34,756	33,911
Occupancy and equipment expense	5,192	6,075
Merger and acquisition expenses	—	—
Intangibles amortization expense	1,516	1,759
Other operating expenses	16,429	17,442
Total noninterest expenses	57,893	59,187

Income before income taxes	46,776	31,783
Income tax expense	10,370	6,511

Net income	$36,406	$25,272

Earnings per common share:
Basic	$0.88	$0.61
Diluted	0.88	0.61

Weighted average common shares outstanding:
Basic	41,130,779	40,843,865
Diluted	41,406,525	41,249,636
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
($ in thousands - unaudited)	2025	2024

Net income	$36,406	$25,272
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	46,841	(19,143)
Tax (expense) benefit	(11,440)	4,432
Reclassification to realized losses	—	975
Tax expense	—	(226)
Postretirement Plans:
Amortization of unrecognized net actuarial losses	—	25
Tax benefit	—	(6)
Other comprehensive income (loss)	35,401	(13,943)
Comprehensive income (loss)	$71,807	$11,329
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Three Months Ended March 31, 2024
Balances, January 1, 2024	41,110	$963,990	$716,420	$(1,385)	$1,385	$(308,030)	$1,372,380
Net income			25,272				25,272
Cash dividends declared ($0.22 per common share)			(9,049)				(9,049)
Change in Rabbi Trust Obligation				(11)	11		—
Stock options exercised	36	726					726
Stock withheld for payment of taxes	(4)	(126)					(126)
Stock-based compensation	14	839					839
Other comprehensive loss						(13,943)	(13,943)
Balances, March 31, 2024	41,156	$965,429	$732,643	$(1,396)	$1,396	$(321,973)	$1,376,099

Three Months Ended March 31, 2025
Balances, January 1, 2025	41,347	$971,313	$756,327	$(1,148)	$1,148	$(282,029)	$1,445,611
Net income			36,406				36,406
Cash dividends declared ($0.22 per common share)			(9,103)				(9,103)
Change in Rabbi Trust Obligation				(18)	18		—
Stock options exercised	13	126					126
Stock repurchases	(25)	(992)					(992)
Stock withheld for payment of taxes	(8)	(293)					(293)
Stock-based compensation	42	1,020					1,020
Other comprehensive income						35,401	35,401
Balances, March 31, 2025	41,369	$971,174	$783,630	$(1,166)	$1,166	$(246,628)	$1,508,176
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2025	2024
Cash Flows From Operating Activities
Net income	$36,406	$25,272
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	1,116	1,200
Net security premium amortization	1,432	2,164
Deferred income taxes, net	2,046	(379)
Loan discount accretion	(2,193)	(2,881)
Deposit and debt discount accretion, net	294	472
Foreclosed property gains, net	(18)	—
Securities losses, net	—	975
Other (gains) losses, net	(109)	(459)
Bank-owned life insurance income	(1,228)	(1,164)
Net amortization of deferred loan costs/(fees)	49	(418)
Depreciation of premises and equipment	1,796	2,019
Amortization of operating lease right-of-use assets	314	512
Repayments of lease obligations	(297)	(490)
Stock-based compensation expense	1,020	662
Amortization of intangible assets	1,516	1,759
Amortization and impairment of SBA servicing assets	362	437
Gains on sale of loans	(502)	(1,233)
Origination of presold mortgage loans and SBA loans held for sale	(17,158)	(31,252)
Proceeds from sales of presold mortgage loans and SBA loans	21,669	31,351
Decrease (increase) in accrued interest receivable	877	2,204
Decrease (increase) in other assets	8,702	(51,175)
Increase (decrease) in accrued interest payable	331	4,148
(Decrease) Increase in other liabilities	(3,829)	(3,816)
Net cash provided by (used in) operating activities	52,596	(20,092)
Cash Flows From Investing Activities
Purchases of securities available for sale	(10,000)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	35,050	81,700
Proceeds from maturities, calls and principal repayments of securities held to maturity	638	5,940
Purchases of Federal Reserve and FHLB stock	(283)	(15,778)
Redemptions of Federal Reserve and FHLB stock	—	28,880
Proceeds from bank owned life insurance death benefits	91	—
Purchases of other investments	(4,423)	(251)
Net (increase) decrease in loans	(13,298)	72,244
Proceeds from sales of foreclosed properties	709	—
Purchases of premises and equipment	(243)	(1,641)
Proceeds from sales of premises and equipment	342	10
Net cash provided by (used in) investing activities	8,583	171,104
Cash Flows From Financing Activities
Net increase (decrease) in deposits	214,031	271,429
Proceeds from the issuance of FHLB and FRB borrowings	—	481,000
Repayment of FHLB and FRB borrowings	(12)	(779,012)
Cash dividends paid – common stock	(9,105)	(9,042)
Repurchases of common stock	(992)	—
Proceeds from stock option exercises	126	726
Payment of taxes related to stock withheld	(293)	(126)
Net cash provided by (used in) financing activities	203,755	(35,025)
Increase (decrease) in cash and cash equivalents	264,934	115,987
Cash and cash equivalents, beginning of period	507,507	237,855
Cash and cash equivalents, end of period	$772,441	$353,842
(Continued)

Index

First Bancorp
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$39,259	$42,825
Cash paid during the period for income taxes	41	22
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	35,401	(13,962)
Non-cash: Foreclosed loans transferred to foreclosed real estate	495	—
Non-cash: Accrued dividends at end of period	9,103	9,052

See accompanying notes to consolidated financial statements.

Index
First Bancorp
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2025, the consolidated results of income, comprehensive income and shareholders' equity for the three months ended March 31, 2025 and 2024, and the consolidated cash flows for the three months ended March 31, 2025 and 2024. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2024 Annual Report for the year ended December 31, 2024. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.
Refer to Note 1 of the 2024 Annual Report filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the consolidated financial statements.
The Company has evaluated all subsequent events through the date the consolidated financial statements were issued.
Accounting Standards Adopted in 2025
The Company did not adopt any accounting standards during the first three months of 2025.
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

Index
adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements.
ASU 2024-04, “Debt-Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” amended the Debt topic in the Accounting Standards Codification to clarify requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company will apply the amendments prospectively to any settlements of convertible debt instruments that occur after the effective date of the guidance. The adoption of ASU 2024-04 is not expected to have a significant impact on the Company's consolidated financial statements.
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Securities

The book values and approximate fair values of investment securities at March 31, 2025 and December 31, 2024 are summarized as follows:

($ in thousands)	March 31, 2025				December 31, 2024
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$121,255	$123,011	$1,756	$—	$121,051	$120,581	$—	$(470)
Government-sponsored enterprise securities	11,963	9,938	—	(2,025)	11,961	9,614	—	(2,347)
Mortgage-backed securities	2,226,328	1,905,461	1,241	(322,108)	2,261,924	1,897,175	60	(364,809)
Corporate bonds	26,184	26,106	12	(90)	16,181	15,692	—	(489)
Total available for sale	$2,385,730	$2,064,516	$3,009	$(324,223)	$2,411,117	$2,043,062	$60	$(368,115)

Securities held to maturity:
Mortgage-backed securities	$8,543	$8,198	$—	$(345)	$9,198	$8,739	$—	$(459)
State and local governments	509,722	422,403	2	(87,321)	510,800	419,832	1	(90,969)
Total held to maturity	$518,265	$430,601	$2	$(87,666)	$519,998	$428,571	$1	$(91,428)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of March 31, 2025 and December 31, 2024.

Accrued interest receivable on available for sale ("AFS") debt securities was $4.9 million and $4.6 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on held to maturity ("HTM") debt securities was $3.0 million and $4.2 million as of March 31, 2025 and December 31, 2024.

Index
The following table presents information regarding all securities with unrealized losses at March 31, 2025:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	$—	$9,938	$2,025	$9,938	$2,025
Mortgage-backed securities	142,720	353	1,553,577	322,100	1,696,297	322,453
Corporate bonds	400	34	13,944	56	14,344	90
State and local governments	4,593	81	416,924	87,240	421,517	87,321
Total unrealized loss position	$147,713	$468	$1,994,383	$411,421	$2,142,096	$411,889

The following table presents information regarding all securities with unrealized losses at December 31, 2024:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$120,581	$470	$—	$—	$120,581	$470
Government-sponsored enterprise securities	—	—	9,614	2,347	9,614	2,347
Mortgage-backed securities	317,015	1,845	1,538,156	363,423	1,855,171	365,268
Corporate bonds	380	51	13,562	438	13,942	489
State and local governments	4,513	75	414,331	90,894	418,844	90,969
Total unrealized loss position	$442,489	$2,441	$1,975,663	$457,102	$2,418,152	$459,543
As of March 31, 2025, the Company's securities portfolio included 583 securities of which 543 securities were in an unrealized loss position. As of December 31, 2024, the Company's securities portfolio included 584 securities of which 560 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at March 31, 2025 and December 31, 2024 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Nearly all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or SBA, each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At March 31, 2025 and December 31, 2024, the Company determined that expected credit losses associated with HTM securities and AFS debt securities were insignificant.

Index
The book values and fair values of investment securities at March 31, 2025, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year but within five years	$93,116	$94,247	$5,623	$5,473
Due after five years but within ten years	66,286	64,808	195,466	164,687
Due after ten years	—	—	308,633	252,243
Mortgage-backed securities	2,226,328	1,905,461	8,543	8,198
Total securities	$2,385,730	$2,064,516	$518,265	$430,601
At March 31, 2025 and December 31, 2024, investment securities with carrying values of $858.4 million and $806.0 million, respectively, were pledged as collateral for public deposits. In addition, at March 31, 2025 and December 31, 2024, investment securities with carrying values of $664.0 million and $661.0 million, respectively, were pledged as collateral to the Federal Reserve Bank ("Federal Reserve") to secure any such borrowings.
At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three months ended March 31, 2025 or March 31, 2024. During the first quarter of 2024, the Company received proceeds from the unanticipated call of a security of $5.2 million and recorded a $975.2 thousand loss related to the unamortized premium balance at the time of the call.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $41.5 million and $41.3 million at March 31, 2025 and December 31, 2024, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.5 million at March 31, 2025 and December 31, 2024, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost of $33.0 million and $32.7 million at March 31, 2025 and December 31, 2024, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 3. Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$890,071	11%	$919,690	11%
Construction, development & other land loans	644,439	8%	647,167	8%
Commercial real estate - owner occupied	1,233,732	15%	1,248,812	16%
Commercial real estate - non owner occupied	2,701,746	34%	2,625,554	33%
Multi-family real estate	512,958	6%	506,407	6%
Residential 1-4 family real estate	1,709,593	21%	1,729,322	21%
Home equity loans/lines of credit	341,240	4%	345,883	4%
Consumer loans	68,115	1%	70,653	1%
Subtotal	8,101,894	100%	8,093,488	100%
Unamortized net deferred loan costs/(fees)	1,139		1,188
Total loans	$8,103,033		$8,094,676

Index
Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	March 31, 2025	December 31, 2024
Guaranteed portions of SBA loans included in table above	$45,160	$34,095
Unguaranteed portions of SBA loans included in table above	100,627	101,356
Total SBA loans included in the table above	$145,787	$135,451

Sold portions of SBA loans with servicing retained - not included in tables above	$317,473	$330,482

At March 31, 2025 and December 31, 2024, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $2.5 million and $2.9 million, respectively.

At March 31, 2025 and December 31, 2024, loans in the amount of $6.8 billion and $6.7 billion, respectively, were pledged as collateral for certain borrowings.

At March 31, 2025 and December 31, 2024, total loans included loans to directors and executive officers of the Company, and their associates, totaling approximately $62.3 million and $62.9 million, respectively. While there were no new loans, advances on existing loans totaled approximately $5.0 thousand for the three months ended March 31, 2025, and repayments amounted to $0.6 million for that period. Available credit on related party loans totaled $1.1 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, unamortized discounts on all acquired loans totaled $13.3 million and $15.1 million, respectively.
Loan discounts are generally amortized as yield adjustments over the respective lives of the loans, so long as the loans perform. There was no impairment of acquired loans during the three months ended March 31, 2025 or March 31, 2024 that would require acceleration of amortization or charge off of unamortized discount.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed properties.
The following table summarizes the NPAs for each date presented.

($ in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$29,081	$31,779
Accruing loans > 90 days past due	—	—
Total nonperforming loans	29,081	31,779
Foreclosed properties	4,769	4,965
Total nonperforming assets	$33,850	$36,744
At March 31, 2025 and December 31, 2024, the Company had $0.9 million and $1.2 million, respectively, in residential mortgage loans in the process of foreclosure.
At March 31, 2025 and December 31, 2024, there was one nonperforming loan with a commitment to lend $0.2 million of additional funds to a borrower whose loan was nonperforming.

Index
The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2025:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,681	$9,681
Construction, development & other land loans	—	154	154
Commercial real estate - owner occupied	1,420	7,979	9,399
Commercial real estate - non owner occupied	—	1,157	1,157
Residential 1-4 family real estate	868	5,831	6,699
Home equity loans/lines of credit	—	1,781	1,781
Consumer loans	—	210	210
Total	$2,288	$26,793	$29,081

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2024:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,804	$9,804
Construction, development & other land loans	—	90	90
Commercial real estate - owner occupied	879	8,488	9,367
Commercial real estate - non owner occupied	—	887	887
Residential 1-4 family real estate	—	9,487	9,487
Home equity loans/lines of credit	—	1,795	1,795
Consumer loans	—	349	349
Total	$879	$30,900	$31,779

There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.

The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Commercial and industrial	$95	$216
Construction, development & other land loans	42	—
Commercial real estate - owner occupied	179	148
Commercial real estate - non owner occupied	61	—
Residential 1-4 family real estate	93	29
Home equity loans/lines of credit	32	7
Consumer loans	2	—
Total	$504	$400

Index
The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2025:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$878,227	$1,693	$470	$9,681	$890,071
Construction, development & other land loans	644,210	75	—	154	644,439
Commercial real estate - owner occupied	1,220,120	3,439	774	9,399	1,233,732
Commercial real estate - non owner occupied	2,697,808	2,781	—	1,157	2,701,746
Multi-family real estate	512,958	—	—	—	512,958
Residential 1-4 family real estate	1,687,970	13,722	1,202	6,699	1,709,593
Home equity loans/lines of credit	338,498	840	121	1,781	341,240
Consumer loans	67,428	311	166	210	68,115
Total	$8,047,219	$22,861	$2,733	$29,081	8,101,894
Unamortized net deferred loan costs/(fees)					1,139
Total loans					$8,103,033

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2024:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$906,903	$2,442	$541	$9,804	$919,690
Construction, development & other land loans	647,077	—	—	90	647,167
Commercial real estate - owner occupied	1,236,396	2,073	976	9,367	1,248,812
Commercial real estate - non owner occupied	2,614,843	9,678	146	887	2,625,554
Multi-family real estate	506,407	—	—	—	506,407
Residential 1-4 family real estate	1,699,800	12,973	7,062	9,487	1,729,322
Home equity loans/lines of credit	342,551	1,118	419	1,795	345,883
Consumer loans	69,775	317	212	349	70,653
Total	$8,023,752	$28,601	$9,356	$31,779	8,093,488
Unamortized net deferred loan costs/(fees)					1,188
Total loans					$8,094,676
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
The following table presents an analysis of collateral dependent loans of the Company as of March 31, 2025:

($ in thousands)	Residential Property	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$—	$2,039	$2,039
Residential 1-4 family real estate	868	—	868
Total	$868	$2,039	$2,907

Index
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2024:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$879	$879
Total	$879	$879

There have been no material changes from the treatment of collateral dependent loans under CECL as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the activity in the ACL on loans for each of the periods indicated to include Purchase Credit Deterioration (“PCD”) activity in applicable periods. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the current expected credit loss ("CECL") model. The change to the level of ACL during the three months ended March 31, 2025 was determined based primarily on updated economic forecasts, which are a key assumption in the CECL model and which indicated improvement in certain economic forecasts along with reductions in loan balances during the period, partially offset by a continued reduction of the commercial real estate pricing index.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended March 31, 2025
Commercial and industrial	$19,474	$(2,216)	$497	$1,520	$19,275
Construction, development & other land loans	9,314	—	73	(1,718)	7,669
Commercial real estate - owner occupied	19,380	(437)	106	276	19,325
Commercial real estate - non owner occupied	27,768	(905)	3	1,518	28,384
Multi-family real estate	5,476	—	—	(461)	5,015
Residential 1-4 family real estate	33,552	(124)	29	278	33,735
Home equity loans/lines of credit	4,111	(68)	19	(560)	3,502
Consumer loans	3,497	(370)	54	545	3,726
Total	$122,572	$(4,120)	$781	$1,398	$120,631

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended March 31, 2024
Commercial and industrial	$21,227	$(1,585)	$243	$409	$20,294
Construction, development & other land loans	13,940	(79)	97	(2,175)	11,783
Commercial real estate - owner occupied	18,218	(58)	4	(1)	18,163
Commercial real estate - non owner occupied	24,916	(158)	2	1,492	26,252
Multi-family real estate	3,825	—	—	597	4,422
Residential 1-4 family real estate	21,396	—	121	1,187	22,704
Home equity loans/lines of credit	3,339	—	5	(8)	3,336
Consumer loans	2,992	(235)	57	299	3,113
Total	$109,853	$(2,115)	$529	$1,800	$110,067
Credit Quality Indicators
There have been no material changes from the treatment of credit quality tracking and risk grade descriptions as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
In the tables that follow, substantially all of the "Classified" loans have grades of 7 or Fail, with those categories having similar levels of risk.
The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition.

Index

	Term Loans by Year of Origination
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
As of March 31, 2025
Commercial and industrial
Pass	$51,703	$99,649	$77,546	$113,399	$74,421	$127,394	$330,270	$874,382
Special Mention	—	942	24	47	109	997	1,722	3,841
Classified	—	635	1,779	3,279	644	4,226	1,285	11,848
Total commercial and industrial	51,703	101,226	79,349	116,725	75,174	132,617	333,277	890,071
Gross charge-offs, YTD	—	257	682	311	—	283	683	2,216
Construction, development & other land loans
Pass	105,921	303,411	107,225	42,726	23,116	16,842	43,774	643,015
Special Mention	—	—	597	72	7	2	—	678
Classified	—	327	72	77	—	270	—	746
Total construction, development & other land loans	105,921	303,738	107,894	42,875	23,123	17,114	43,774	644,439
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	54,275	182,010	210,964	250,877	244,498	240,520	16,283	1,199,427
Special Mention	2,454	6,302	1,849	2,377	181	6,840	1,511	21,514
Classified	57	1,065	172	2,618	494	8,335	50	12,791
Total commercial real estate - owner occupied	56,786	189,377	212,985	255,872	245,173	255,695	17,844	1,233,732
Gross charge-offs, YTD	—	420	—	17	—	—	—	437
Commercial real estate - non owner occupied
Pass	184,148	455,742	428,016	656,857	599,986	337,470	27,864	2,690,083
Special Mention	50	1,478	319	189	8	1,607	918	4,569
Classified	—	225	422	562	—	5,885	—	7,094
Total commercial real estate - non owner occupied	184,198	457,445	428,757	657,608	599,994	344,962	28,782	2,701,746
Gross charge-offs, YTD	—	905	—	—	—	—	—	905
Multi-family real estate
Pass	44,527	51,033	68,696	113,280	157,671	48,984	28,629	512,820
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	138	—	—	—	—	138
Total multi-family real estate	44,527	51,033	68,834	113,280	157,671	48,984	28,629	512,958
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	97,764	133,378	325,821	400,866	288,499	445,618	3,032	1,694,978
Special Mention	146	33	—	9	86	727	—	1,001
Classified	19	1,294	1,011	2,968	721	7,601	—	13,614
Total residential 1-4 family real estate	97,929	134,705	326,832	403,843	289,306	453,946	3,032	1,709,593
Gross charge-offs, YTD	—	—	—	—	—	124	—	124
Home equity loans/lines of credit
Pass	1,121	1,620	2,629	618	242	1,055	328,677	335,962
Special Mention	—	120	—	—	—	—	15	135
Classified	39	88	148	—	89	6	4,773	5,143
Total home equity loans/lines of credit	1,160	1,828	2,777	618	331	1,061	333,465	341,240
Gross charge-offs, YTD	—	—	—	68	—	—	—	68
Consumer loans
Pass	4,309	13,131	8,472	5,964	2,003	1,107	32,785	67,771
Special Mention	—	—	—	—	—	—	19	19
Classified	—	47	38	41	8	23	168	325
Total consumer loans	4,309	13,178	8,510	6,005	2,011	1,130	32,972	68,115
Gross charge-offs, YTD	—	49	14	1	—	37	269	370

Total loans	$546,533	$1,252,530	$1,235,938	$1,596,826	$1,392,783	$1,255,509	$821,775	8,101,894
Unamortized net deferred loan costs/(fees)								1,139
Total loans, net of deferred loan costs/(fees)								$8,103,033

Total gross charge-offs, year to date	$—	$1,631	$696	$397	$—	$444	$952	$4,120

Index

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of December 31, 2024
Commercial and industrial
Pass	$114,786	$81,851	$120,769	$82,810	$59,218	$70,986	$373,850	$904,270
Special Mention	1,076	26	190	36	259	804	1,825	4,216
Classified	266	2,496	3,254	713	1,199	2,634	642	11,204
Total commercial and industrial	116,128	84,373	124,213	83,559	60,676	74,424	376,317	919,690
Gross charge-offs, YTD	306	669	849	318	137	929	4,070	7,278
Construction, development & other land loans
Pass	355,734	124,323	60,305	29,823	12,727	5,276	57,177	645,365
Special Mention	—	605	77	8	—	2	11	703
Classified	227	449	80	—	67	276	—	1,099
Total construction, development & other land loans	355,961	125,377	60,462	29,831	12,794	5,554	57,188	647,167
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	194,193	222,718	261,634	252,929	153,634	109,559	15,772	1,210,439
Special Mention	9,927	1,869	2,731	184	147	7,007	—	21,865
Classified	4,506	235	2,085	1,294	1,188	7,200	—	16,508
Total commercial real estate - owner occupied	208,626	224,822	266,450	254,407	154,969	123,766	15,772	1,248,812
Gross charge-offs, YTD	—	25	—	19	114	65	—	223
Commercial real estate - non owner occupied
Pass	482,433	434,713	668,168	602,028	252,260	132,316	29,922	2,601,840
Special Mention	1,648	265	189	11	331	5,721	54	8,219
Classified	12,725	429	566	—	88	1,687	—	15,495
Total commercial real estate - non owner occupied	496,806	435,407	668,923	602,039	252,679	139,724	29,976	2,625,554
Gross charge-offs, YTD	—	—	—	—	304	158	—	462
Multi-family real estate
Pass	87,803	65,508	114,627	159,038	40,940	9,926	27,630	505,472
Special Mention	—	—	—	—	—	793	—	793
Classified	—	142	—	—	—	—	—	142
Total multi-family real estate	87,803	65,650	114,627	159,038	40,940	10,719	27,630	506,407
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	216,725	347,472	404,809	278,197	166,013	296,870	2,768	1,712,854
Special Mention	74	—	10	95	61	740	—	980
Classified	3,968	227	2,558	544	1,558	6,633	—	15,488
Total residential 1-4 family real estate	220,767	347,699	407,377	278,836	167,632	304,243	2,768	1,729,322
Gross charge-offs, YTD	—	—	—	—	—	18	—	18
Home equity loans/lines of credit
Pass	2,096	2,672	645	251	259	832	333,434	340,189
Special Mention	120	153	—	—	—	—	15	288
Classified	88	43	68	90	—	7	5,110	5,406
Total home equity loans/lines of credit	2,304	2,868	713	341	259	839	338,559	345,883
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	14,623	10,005	7,059	2,380	1,049	320	34,747	70,183
Special Mention	—	—	—	—	—	—	21	21
Classified	33	21	27	9	—	28	331	449
Total consumer loans	14,656	10,026	7,086	2,389	1,049	348	35,099	70,653
Gross charge-offs, YTD	6	121	41	37	2	10	1,308	1,525

Total loans	$1,503,051	$1,296,222	$1,649,851	$1,410,440	$690,998	$659,617	$883,309	8,093,488
Unamortized net deferred loan costs/(fees)								1,188
Total loans, net of deferred loan costs/(fees)								$8,094,676

Total gross charge-offs, year to date	$312	$894	$890	$374	$557	$1,180	$5,380	$9,587

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
The following table is a summary of the Company's nonaccrual and accruing modifications for borrowers experiencing financial difficulty by major categories for each date presented.

	March 31, 2025			December 31, 2024
($ in thousands)	Accruing loans	Nonaccrual loans	Total	Accruing loans	Nonaccrual loans	Total
Commercial and industrial	$158	$936	$1,094	$165	$2,118	$2,283
Construction, development & other land loans	311	—	311	212	—	212
Commercial real estate - owner occupied	3,943	913	4,856	3,974	175	4,149
Commercial real estate - non owner occupied	4,417	560	4,977	—	149	149
Multi-family real estate	—	—	—	—	—	—
Residential 1-4 family real estate	370	219	589	380	285	665
Home equity loans/lines of credit	2,383	503	2,886	2,143	572	2,715
Consumer loans	—	—	—	—	—	—
Total	$11,582	$3,131	$14,713	$6,874	$3,299	$10,173
The following tables present the amortized cost basis at March 31, 2025 and March 31, 2024 of the loans modified during the three months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Payment Delay and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended March 31, 2025
Commercial and industrial	$67	$—	$—	$67	0.01%
Commercial real estate - owner occupied	—	741	—	741	0.06%
Commercial real estate - non owner occupied	468	—	4,371	4,839	0.18%
Residential 1-4 family real estate	—	18	—	18	—%
Home equity loans/lines of credit	—	300	—	300	0.09%
Total	$535	$1,059	$4,371	$5,965	0.07%

($ in thousands)	Payment Delay	Term Extension	Combination - Principal Forgiveness and Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended March 31, 2024
Commercial and industrial	$114	$—	$878	$—	$992	0.11%
Commercial real estate - non owner occupied	—	115	—	—	115	—%
Home equity loans/lines of credit	—	47	—	179	226	0.07%
Total	$114	$162	$878	$179	$1,333	0.02%
For the three months ended March 31, 2025 and March 31, 2024, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.

Index
The following table describes the financial effect for the three months ended March 31, 2025 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended March 31, 2025
Commercial and industrial	5	0
Commercial real estate - owner occupied	0	11
Commercial real estate - non owner occupied	7	7
Residential 1-4 family real estate	0	56
Home equity loans/lines of credit	0	107
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
The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of March 31, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$253	$—	$—	$—
Construction, development & other land loans	272	—	—	—
Commercial real estate - owner occupied	869	—	—	—
Commercial real estate - non owner occupied	4,418	—	—	422
Residential 1-4 family real estate	312	—	51	—
Home equity loans/lines of credit	688	—	—	—
	$6,812	$—	$51	$422

Index
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$1,183	$—	$—	$878
Construction, development & other land loans	171	—	—	—
Commercial real estate - owner occupied	131	—	—	—
Commercial real estate - non owner occupied	102	—	—	—
Residential 1-4 family real estate	137	—	—	58
Home equity loans/lines of credit	583	—	68	—
	$2,307	$—	$68	$936
The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty by loan category and type of concession granted.

	Amortized Cost Basis of Modified Receivables That Subsequently Defaulted
($ in thousands)	Term Extension	Total
Residential 1-4 family real estate	$51	$51
Total	$51	$51
During the three months ended March 31, 2024, none of the loans to borrowers experiencing financial difficulty that were modified in the twelve months prior were considered to have had a payment default.
At March 31, 2025, there were no commitments to lend additional funds to a borrower experiencing financial difficulty for whom a modification had been made. At December 31, 2024, there was a commitment to lend $0.1 million of additional funds to one borrower experiencing financial difficulty for whom a modification had been made.
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

Index
Impact of Hurricane Helene
The Company identified borrowers with approximately $722 million of loans outstanding within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene. The following is a summary of the categories of those loans outstanding as of March 31, 2025:

($ in thousands)	Balance
Commercial and industrial	$16,106
Construction, development & other land loans	22,071
Commercial real estate - owner occupied	94,837
Commercial real estate - non owner occupied	275,421
Multi-family real estate	25,130
Residential 1-4 family real estate	252,647
Home equity loans/lines of credit	35,894
Consumer loans	—
Total	$722,106
Given that the recovery from the storm is ongoing in many impacted communities, the Company continues to evaluate possible impacts from the storm on borrowers and has reserved accordingly based upon the information available as of March 31, 2025. The Company applied increased reserve rates based upon severe economic factors to the approximately $722 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company continues to evaluate the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans was $11.0 million as of March 31, 2025, adding 14 basis points to the overall ACL as a percent of total loans,which was 1.49% as of March 31, 2025.

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
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Beginning balance	$9,066	$11,369
Charge-offs	—	—
Recoveries	—	—
Reversal of provision for unfunded commitments	(282)	(601)
Ending balance	$8,784	$10,768

Index
Note 4. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	March 31, 2025			December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,467	$133	$1,600	$1,387	$213
Core deposit intangibles	57,890	36,635	21,255	57,890	35,199	22,691
Other intangibles	100	100	—	100	100	—
Total amortizable intangible assets	$59,590	$38,202	$21,388	$59,590	$36,686	$22,904
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $1.5 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2025 to date and, therefore, the Company did not perform interim impairment evaluations. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2024, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during 2025.
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

($ in thousands)	Estimated Amortization Expense
April 1, 2025 to December 31, 2025	$4,156
2026	4,705
2027	3,950
2028	3,197
2029	2,443
Thereafter	2,937
Total	$21,388
During the three months ended March 31, 2025 and 2024, the Company recorded $0.7 million in SBA guaranteed servicing fee income. There was no impairment of SBA servicing assets at March 31, 2025 and December 31, 2024 and no significant methodology changes have been made since year end.

Index
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated:

	Three months ended March 31,
($ in thousands)	2025	2024
Beginning balance, net	$2,605	$3,350
Add: New servicing assets	13	224
Less: Amortization expense and impairment charges	362	437
Ending balance, net	$2,256	$3,137

Note 5. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at March 31, 2025:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$790	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.20% at 3/31/25 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.30% at 3/31/25 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.72% at 3/31/25 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.56% at 3/31/25 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.95% at 3/31/25 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	6.41% at 3/31/25 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 3/31/25 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of March 31, 2025			96,114	6.09%
Unamortized discount on acquired borrowings			(4,059)
Total borrowings			$92,055

Index
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2024:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$802	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.50% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.61% at 12/31/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.77% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.92% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	6.01% at 12/31/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	6.45% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 12/31/24 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of December 31, 2024			96,126	6.22%
Unamortized discount on acquired borrowings			(4,250)
Total borrowings			$91,876

Note 6. Leases
The Company enters into leases in the normal course of business. As of March 31, 2025, the Company leased 13 bank branch offices for which the land and buildings are leased and nine branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from April 2026 through May 2076, some of which include options for multiple five- and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 21.3 years as of March 31, 2025 and 21.2 years as of December 31, 2024. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.34% as of March 31, 2025 and December 31, 2024.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheets, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheets, were $13.4 million and $14.3

Index
million as of March 31, 2025, respectively, and were $13.8 million and $14.6 million as of December 31, 2024, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statements of income, were $0.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of March 31, 2025 are as follows:

($ in thousands)
April 1, 2025 to December 31, 2025	$1,333
2026	1,517
2027	1,236
2028	1,145
2029	1,087
Thereafter	15,033
Total undiscounted lease payments	21,351
Less effect of discounting	(7,094)
Present value of estimated lease payments (lease liability)	$14,257

Note 7. Fair Value of Financial Instruments
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

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2025:

($ in thousands) Description of Financial Instruments	Fair Value at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$123,011	$—	$123,011	$—
Government-sponsored enterprise securities	$9,938	$—	$9,938	$—
Mortgage-backed securities	1,905,461	—	1,904,765	696
Corporate bonds	26,106	—	24,356	1,750
Total available for sale securities	$2,064,516	$—	$2,062,070	$2,446

Derivative financial assets	$915	$—	$915	$—

Presold mortgages in process of settlement	$5,166	$—	$5,166	$—

Derivative financial liabilities	$917	$—	$917	$—

Nonrecurring
Individually evaluated loans	$2,907	$—	$—	$2,907

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2024:

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$120,581	$—	$120,581	$—
Government-sponsored enterprise securities	9,614	—	9,614	—
Mortgage-backed securities	1,897,175	—	1,896,469	706
Corporate bonds	15,692	—	13,942	1,750
Total available for sale securities	$2,043,062	$—	$2,040,606	$2,456

Derivative financial assets	$301	$—	$301	$—

Presold mortgages in process of settlement	$5,942	$—	$5,942	$—

Derivative financial liabilities	$302	$—	$302	$—

Nonrecurring
Individually evaluated loans	$879	$—	$—	$879
The following is a description of the valuation methodologies used for financial instruments measured at fair value.
Securities Available for Sale — When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by the Company's third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include U.S Treasury bonds, mortgage-

Index
backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a non-recurring basis as of March 31, 2025.
The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2025 and December 31, 2024 were as follows:

		March 31, 2025		December 31, 2024
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$149,781	$149,781	$78,596	$78,596
Due from banks, interest-bearing	Level 1	622,660	622,660	428,911	428,911
Securities held to maturity	Level 2	518,265	430,601	519,998	428,571
Total loans, net of allowance	Level 3	7,982,402	7,528,796	7,972,104	7,514,505
SBA Servicing Asset	Level 3	2,256	3,416	2,604	3,746

Demand deposits, money market and savings	Level 1	9,851,264	9,851,264	9,593,557	9,593,557
Time deposits	Level 2	893,395	889,419	936,968	933,523
Borrowings	Level 2	92,055	83,064	91,876	81,216
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

Note 8. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $1.0 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $238,000 and $153,000 for the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of March 31, 2025, the Equity Plan had 1,884,484 shares remaining available for grant.
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
There have been no material changes to the treatment of stock awards and equity grants as discussed in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently eleven in total) in June of each year. The grants were valued at approximately $37,500 in 2024 and are expected to be the same in 2025. Compensation expense associated with these director awards is fully recognized by the date of the award since there are no vesting conditions.
The following table presents information regarding the activity for the first three months of 2025 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	236,951	$36.43
Granted during the period	46,064	41.20
Vested during the period	(27,622)	42.84
Forfeited or expired during the period	(4,069)	41.88
Nonvested at March 31, 2025	251,324	$36.51
Total unrecognized compensation expense as of March 31, 2025 amounted to $3.7 million with a weighted average remaining term of 2.3 years. For the nonvested awards that were outstanding at March 31, 2025, the Company expects to record $2.0 million in compensation expense in the next twelve months, $1.7 million of which is expected to be recorded in the remaining quarters of 2025.

Index
Note 9. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended March 31,
	2025			2024
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$36,406			$25,272
Less: income allocated to restricted stock	(198)			(178)
Basic EPS per common share	$36,208	41,130,779	$0.88	$25,094	40,843,865	$0.61

Diluted EPS:
Net income	$36,406	41,130,779		$25,272	40,843,865
Effect of dilutive securities	—	275,746		—	405,771
Diluted EPS per common share	$36,406	41,406,525	$0.88	$25,272	41,249,636	$0.61

Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shown were as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Unrealized loss on securities available for sale	$(321,214)	$(368,055)
Tax effect	74,501	85,941
Net unrealized loss on securities available for sale	(246,713)	(282,114)

Postretirement plans asset (liability)	111	111
Tax effect	(26)	(26)
Net postretirement plans asset (liability)	85	85

Total accumulated other comprehensive income (loss)	$(246,628)	$(282,029)

Index
The following tables disclose the changes in AOCI for the three months ended March 31, 2025 and 2024 (all amounts are net of tax):

	For the Three Months Ended March 31, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(282,114)	$85	$(282,029)
Other comprehensive income before reclassifications	35,401	—	35,401
Net current period other comprehensive income	35,401	—	35,401

Ending balance	$(246,713)	$85	$(246,628)

	For the Three Months Ended March 31, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(307,953)	$(77)	$(308,030)
Other comprehensive loss before reclassifications	(14,711)	—	(14,711)
Amounts reclassified from accumulated other comprehensive income	749	19	768
Net current period other comprehensive (loss) income	(13,962)	19	(13,943)

Ending balance	$(321,915)	$(58)	$(321,973)
Amounts reclassified from AOCI for unrealized gain (loss) on securities AFS represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for postretirement plans asset (liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.

Note 11. Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$3,767	$3,868
Other service charges and fees:
Bankcard interchange income, net	2,327	2,314
Other service charges and fees	2,125	1,848
Commissions from sales of financial products	1,408	1,320
Portion of other income in-scope of ASC 606	—	257
Noninterest income (in-scope of ASC 606)	9,627	9,607
Noninterest income (out-of-scope of ASC 606)	3,275	3,289
Total noninterest income	$12,902	$12,896
There have been no material changes from the Company's revenue streams accounted for under ASC 606 as discussed in Note 20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Index

Note 12. Segment Reporting
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
The accounting policies of the banking operations segment are the same as those described in the Summary of Significant Accounting Policies as discussed in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The role of chief operating decision maker is comprised of the executive leadership team to include the Company's Chief Executive Officer, the Bank's Chief Executive Officer, the Company's President, and the Company's Chief Financial Officer. The chief operating decision makers use pre-tax net income to allocate resources in the annual budget and forecasting process. The chief operating decision makers consider budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.
The chief operating decision makers use the Consolidated Statements of Income and Consolidated Balance Sheets to ascertain measures or performance such as revenue, profit or loss, significant expenses and assets.
Depreciation expense amounted to $1.8 million, and $2.0 million, for the three months ended March 31, 2025 and March 31, 2024, respectively, and is recorded in Occupancy and equipment expense on the Consolidated Statements of Income.

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

Highlights of the results for the first quarter of 2025 is presented below. Refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following.

Overview and Highlights at and for Three Months Ended March 31, 2025

We earned net income of $36.4 million, or $0.88 diluted EPS, during the first quarter of 2025 compared to net income of $25.3 million, or $0.61 diluted EPS, for the first quarter of 2024. The increase in net income in the current year was driven primarily by a $13.6 million increase in net interest income due to lower cost of funds and higher yield on interest earning assets, both of which were driven by the overall interest rate environment for the past year. Adjusting for the impact of the $2.0 million reversal of provision related to Hurricane Helene, our adjusted net income, which is a non-GAAP financial measure, was $34.9 million, or $0.84 per diluted share, for the first quarter.
•Net interest income for the first quarter of 2025 was $92.9 million, a 17.2% increase from the $79.3 million recorded in the first quarter of 2024. The increase in net interest income from the like quarter was driven by higher yields on earning assets and lower cost of funds. We also grew deposits and repaid the majority of our borrowings, thereby further reducing the cost of borrowings.
•Net interest margin ("NIM") on a tax-equivalent basis ("NIM-T/E") increased 47 basis points to 3.27% in the first quarter of 2025 from 2.80% in the first quarter of 2024 as a result of the lower cost of funds and higher yields on loans, securities, and other earning assets. The aforementioned decrease in borrowings along with a reduction in deposit costs further enhanced NIM-T/E from the prior year's like quarter.
•We remained well-capitalized by all regulatory standards. Capital grew during the quarter with a total common equity Tier 1 ratio of 14.52%, Tier 1 risk-based capital ratio of 15.34% and total risk-based capital ratio of 16.80% at March 31, 2025, all increasing from March 31, 2024.
•The provision for credit losses for the first quarter of 2025 was $1.1 million, driven by $3.3 million of net charge-off activity, partially offset by a $2.0 million reduction in the incremental provision related to potential exposure from Hurricane Helene. Net charge-offs for the first quarter of 2025 included $1.3 million related to the sale of a credit relationship as the result of an accelerated resolution.
•Noninterest income for the three months ended March 31, 2025 totaled $12.9 million, which was consistent with the comparable prior year period. Decreases from the like quarter of $0.8 million in SBA loan sale gains and $0.6 million in other income were partially offset by the $1.0 million securities loss in the first quarter of 2024.
•Noninterest expense of $57.9 million decreased $1.3 million, or 2.2%, for the quarter ended March 31, 2025 from the prior year. This decrease is attributable to a $1.0 million decrease in other operating expenses and a $0.9 million decrease in occupancy and equipment expenses, partially offset by a $0.8 million increase in personnel costs resulting from increased incentives and commissions driven by improved performance.
•The first quarter results include the $2.0 million reversal of provision related to the potential impact of Hurricane Helene. On an after-tax basis, this reversal increased our current quarter earnings by $1.5 million.

Adjusted net income and adjusted diluted EPS are non-GAAP financial measures that exclude the effect of the $2.0 million reversal of provision related to Hurricane Helene to GAAP basis net income and diluted EPS. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s

Index
results or financial condition as reported under GAAP. The following table reconciles net income and diluted EPS to adjusted net income and adjusted diluted EPS for the quarter ended March 31, 2025:

Net income	$36,406
Impact of Hurricane Helene
Provision for (benefit from) credit losses	(2,000)
Less, tax impact	464
After-tax impact of Hurricane Helene	(1,536)
Adjusted net income	$34,870

Weighted average shares outstanding - diluted	41,406,525

EPS - diluted	$0.88
Adjusted EPS - diluted	$0.84

Total assets were $12.4 billion at March 31, 2025, a 2.4% increase from December 31, 2024. The increase was driven primarily by deposit growth generating investable funds that were deployed in interest-bearing cash, securities and loan balances. The primary balance sheet changes are presented below.
•Total cash and cash equivalents amounted to $772.4 million at March 31, 2025, representing a $264.9 million, or 52.2%, increase from December 31, 2024. Interest-bearing cash comprised $193.7 million of this increase.
•AFS securities increased $21.5 million, or 1.1%, during the quarter ended March 31, 2025.
•Total loans amounted to $8.1 billion at March 31, 2025, reflecting an increase of $8.4 million from December 31, 2024.
•Total deposits were $10.7 billion at March 31, 2025, an increase of $214.1 million, or 2.03%, from December 31, 2024. Deposit growth during the quarter was evenly split between noninterest-bearing deposits, which saw an increase of $109.2 million, and interest-bearing deposits, which increased $105.0 million.
•Credit quality continued to be strong at March 31, 2025, with NPAs of 0.27% of total assets as of March 31, 2025, down 3 basis points from 0.30% at December 31, 2024.
•Our on-balance sheet liquidity ratio was 19.8% at March 31, 2025. Available off-balance sheet sources totaled $2.4 billion at quarter end, resulting in a total liquidity ratio of 36.4%.

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
There have been no material changes to the Company's significant accounting policies as discussed in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
Net interest income for the first quarter of 2025 amounted to $92.9 million, an increase of $13.6 million, or 17.2%, from the $79.3 million recorded in the first quarter of 2024. The increase was primarily driven by lower cost of funds and higher yields on interest-earning assets. While average interest-earning assets for the first quarter of 2025 increased $38.9 million, or 0.3%, from the comparable period of the prior year, the mix of assets shifted to higher earning assets, with average short-term investments growing $225.4 million, while average taxable securities decreased $186.2 million. While the cost of interest bearing deposits decreased 19 basis points between the first quarter of 2024 and the first quarter of 2025, the biggest decrease within interest expense between the first quarter of 2025 and the like quarter was in cost of short-term borrowings, which decreased $6.5 million. This decrease was mostly attributable to the payoff of FRB Bank Term Funding Program borrowings, which decreased the average borrowing balance by $476.8 million from the like quarter. This resulted in the 47 basis point improvement in our NIM-T/E (see discussion below) from the like quarter to 3.27% for the first quarter of 2025.
For internal purposes, we evaluate our NIM-T/E, which is a non-GAAP financial measure, by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM-T/E is useful and appropriate because it allows a comparison of net interest income in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM to NIM-T/E.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net interest income, as reported	$92,883	$79,274
Tax-equivalent adjustment	437	731
Net interest income, tax-equivalent	$93,320	$80,005
Net interest margin, as reported	3.25%	2.77%
Net interest margin, tax-equivalent	3.27%	2.80%

Index
The following table presents an analysis of net interest income for the first quarter of 2025 and 2024:

Average Balances and Net Interest Income Analysis
	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,107,394	$110,533	5.52%	$8,103,387	$109,798	5.45%
Taxable securities	2,629,066	15,524	2.36%	2,815,266	12,728	1.81%
Non-taxable securities	288,905	1,116	1.55%	293,198	1,117	1.52%
Short-term investments, primarily interest-bearing cash	503,377	5,487	4.42%	277,945	2,971	4.30%
Total interest-earning assets	11,528,742	132,660	4.65%	11,489,796	126,614	4.43%

Cash and due from banks	133,756			90,833
Premises and equipment	143,064			151,159
Other assets	421,248			379,413
Total assets	$12,226,810			$12,111,201

Liabilities
Interest-bearing checking	$1,431,556	$2,497	0.71%	$1,403,484	$2,359	0.68%
Money market deposits	4,337,560	29,180	2.73%	3,704,731	27,813	3.02%
Savings deposits	539,104	240	0.18%	592,395	308	0.21%
Other time deposits	558,648	3,353	2.43%	709,517	5,456	3.09%
Time deposits >$250,000	352,174	2,849	3.28%	355,809	3,199	3.62%
Total interest-bearing deposits	7,219,042	38,119	2.14%	6,765,936	39,135	2.33%
Short-term borrowings	794	1	0.60%	477,612	6,121	5.15%
Long-term borrowings	91,166	1,657	7.37%	100,386	2,084	8.35%
Total interest-bearing liabilities	7,311,002	39,777	2.21%	7,343,934	47,340	2.59%

Noninterest-bearing checking	3,375,098			3,312,899
Other liabilities	72,839			78,877
Shareholders’ equity	1,467,871			1,375,491
Total liabilities and shareholders’ equity	$12,226,810			$12,111,201

Net yield on interest-earning assets and net interest income		$92,883	3.25%		$79,274	2.77%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$93,320	3.27%		$80,005	2.80%

Interest rate spread			2.44%			1.84%

Average prime rate			7.50%			8.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and net deferred loan (cost)/fee amortization in the amounts of $(0.4) million, and $(0.1) million for three months ended March 31, 2025 and 2024, respectively.
(2)   Includes accretion of discount on acquired loans of $2.2 million and $2.9 million for three months ended March 31, 2025 and 2024, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the change in the mix of earning assets to higher yielding assets and a decrease in the cost of liabilities drove the expansion in NIM and net interest income. While not impacting NIM-T/E, net interest income was impacted by the one less earning day in the first quarter of 2025 compared to the first quarter of 2024.
•Net interest income for the first quarter of 2025 was $92.9 million, an increase of $13.6 million from the like quarter. The increase in net interest income was primarily driven by our focused efforts to reduce borrowings and manage deposit costs after the rate cuts by the Federal Reserve in the second half of 2024, which saw the federal funds rate fall 100 basis points. We also focused on increasing loan yields as new originations were at higher rates than older loans. Further, securities yields increased as a result of the loss-earnback transaction in the fourth quarter of 2024.
•The Company’s NIM for the first quarter of 2025 was 3.27%, an increase of 47 basis points from the like quarter. Within interest-earning assets, the loss-earnback transaction in the securities portfolio during the fourth quarter of 2024 resulted in an increase of 50 basis points as compared to the like quarter. In addition, loan yields increased 7 basis points to 5.52%. Following the three rate cuts by the Federal Reserve between September and December of 2024, the rate on interest-bearing deposits fell 19 basis points from the like quarter to the first quarter of 2025.
•Average loan volumes for the three months ended March 31, 2025 were $4.0 million higher than the same period in 2024. In addition, interest rates on loans increased 7 basis points to 5.52% for the first quarter of 2025, resulting in an increase in interest income on loans of $0.7 million.
•Due to the impact of the aforementioned Federal Reserve rate cuts in 2024 and the resulting decreased market rates partially offset by higher average balances, deposit interest expense for the three months ended March 31, 2025 decreased $1.0 million compared to the same period in 2024. Average interest-bearing deposit balances increased $453.1 million while rates on those deposits decreased 19 basis points basis points as compared to the same period in the prior year.
•Average borrowings were $486.0 million lower in the first quarter of 2025 as compared to the first quarter of 2024 due in large part to the decreased utilization of short-term borrowings. This decrease in volume of borrowings between periods was mainly attributable to the pay off of the FRB Bank Term Funding Program and FHLB Fixed Rate Credit borrowings, which,during the first quarter of 2024, had an average balance of approximately $477.6 million and carried an interest rate of 5.15%. Coupled with the payoff of $10.0 million of subordinated debt with an interest rate of 8.99% as of March 31, 2024, these changes resulted in the $6.5 million decrease in interest expense on borrowings.
Our NIM for all periods presented benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Interest income – increased by accretion of loan discount on acquired loans	$1,789	$2,437
Total interest income impact	1,789	2,437
Interest expense – increased by discount accretion of deposits	(103)	(283)
Interest expense – increased by discount accretion of borrowings	(191)	(189)
Total net interest expense impact	(294)	(472)
Total impact on net interest income	$1,495	$1,965
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural reduction in outstanding balance of acquired loans.
At March 31, 2025 and 2024, unaccreted loan discounts on purchased loans amounted to $13.3 million and $21.6 million, respectively. The portfolio acquired with the GrandSouth Bancorporation acquisition on January 1, 2023 comprised the majority of the remaining unaccreted loan discount.

Index
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At March 31, 2025 and 2024, the unaccreted loan discounts on SBA loans amounted to $2.5 million and $3.4 million, respectively.
Provision for Credit Losses and Provision for Unfunded Commitments
The provision for credit losses is comprised of the provision for loan losses and the provision for unfunded commitments. The provision recorded in each period represents the amount required such that the total ACL reflects the current estimate of life of loan credit losses in the loan portfolio and the allowance for unfunded commitments reflects the current expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Our estimate of credit losses is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and allowance for unfunded commitments. Refer also to “Critical Accounting Estimates” in Item 7 of the 2024 Annual Report on Form 10-K filed with the SEC for more information.
The provision for credit losses was $1.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
The provision for loan losses for the first quarter of 2025 included $2.0 million reversal specifically attributed to Hurricane Helene and totaled $1.4 million as compared to $1.8 million for the first quarter of 2024. The provision for unfunded commitments reflected reversals of $0.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $722 million of loans outstanding. The Company continues to evaluate possible impacts from the storm and has reserved accordingly based upon the information available at each reporting period since September 30, 2024. The Company applied increased reserve rates based upon severe economic factors to the approximately $722 million of loans in the path of Helene. Additionally, the Company performed an evaluation of the largest commercial loans in its impacted markets and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm The incremental reserve related to the potential exposure from Hurricane Helene added 0.14% to the ACL as of March 31, 2025.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $12.9 million for the three months ended March 31, 2025 and 2024. Decreases of $0.8 million in SBA loan sale gains and $0.6 million in Other income were partially offset by the $1.0 million Securities losses, net in the first quarter of 2024. Details of the more significant components of noninterest income are presented in the table below.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Service charges on deposit accounts	$3,767	$3,868
Other service charges and fees - bankcard interchange income, net	2,327	2,314
Other service charges and fees - other	3,556	3,256
Presold mortgage loan fees and gains on sale	450	338
Commissions from sales of financial products	1,408	1,320
SBA loan sale gains	52	895
Bank-owned life insurance income	1,228	1,164
Securities losses, net	—	(975)
Other income, net	114	716
Total noninterest income	$12,902	$12,896

Index
Noninterest Expenses
Total noninterest expenses totaled $57.9 million and $59.2 million for the three months ended March 31, 2025 and 2024, respectively. The primary contributors to the $1.3 million, or 2.2%, decrease in noninterest expense for the first quarter of 2025 were the $0.9 million decrease in Occupancy and equipment expenses, the $0.4 million decrease in FDIC insurance costs, the $0.4 million decrease in Professional fees and the $0.4 million decrease in software licenses and other software costs, partially offset by increases of $0.8 million in Total personnel costs and $0.4 million in Non-credit losses. For the three months ended March 31, 2025, there was a continued overall effort by management to control costs and reduce expenses.
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Salaries incentives and commissions expense	$28,661	$27,642
Employee benefit expense	6,095	6,269
Total personnel expense	34,756	33,911
Occupancy and equipment expense	5,192	6,075
Credit card rewards and other bankcard expenses	1,178	1,421
Telephone and data lines	969	1,091
Software licenses and other software costs	1,731	2,102
Data processing expense	2,501	2,164
Professional fees	1,304	1,685
Advertising and marketing	811	940
Non-credit losses	937	564
FDIC insurance costs	1,525	1,946
Corporate insurance costs	536	583
Intangibles amortization expense	1,516	1,759
Foreclosed property (gains) losses, net	(18)	(2)
Other operating expenses	4,955	4,948
Total noninterest expense	$57,893	$59,187
Income Taxes
We recorded income tax expense of $10.4 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was 22.2% and 20.5% for the three months ended March 31, 2025 and 2024, respectively.

FINANCIAL CONDITION
Total assets at March 31, 2025 amounted to $12.4 billion, a $288.6 million, or 2.4%, increase from December 31, 2024 and was primarily related to higher interest-bearing cash, investment securities and loan balances.
Total loans at March 31, 2025 were $8.1 billion, an increase of $8.4 million, or 0.1%, from December 31, 2024. The mix of our loan portfolio remained substantially the same at March 31, 2025 as compared to December 31, 2024. The majority of our real estate loans were personal mortgages and commercial loans where real estate provides additional security for the loan. Note 3 to the consolidated financial statements presents additional detail regarding our mix of loans. At March 31, 2025, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 6.0% of the total portfolio at March 31, 2025, with the largest loan being $26.3 million and the average outstanding loan balance being $1.3 million. Non-owner occupied office loans were generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at March 31, 2025.
Total investment securities were $2.6 billion at March 31, 2025, a decrease of $19.7 million from December 31, 2024. During the three months ended March 31, 2025, the Company purchased $10.0 million of investment

Index
securities. There were no sales of investment securities during the first quarter of 2025. The unanticipated call of a security during the first quarter of 2024 resulted in a loss of $975 thousand related to the unamortized premium balance. In addition, the Company continues to utilize cash flows from investment securities to fund other earning assets.
The composition of our investment portfolio remained substantially the same at March 31, 2025 as at December 31, 2024, with the exception of Corporate bonds, which increased $10.0 million due to the aforementioned purchase.
The unrealized loss on AFS securities totaled $321.2 million at March 31, 2025. Refer to Note 2 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category. We evaluated the unrealized losses on individual securities at March 31, 2025 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.7 billion at March 31, 2025, an increase of $214.1 million, or 2.0%, from December 31, 2024. Organic growth accounted for the growth, as brokered deposits remained flat during the quarter.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily money market accounts. Our deposit mix has remained relatively consistent and has not changed significantly.

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,476,786	32%	$3,367,624	32%
Interest-bearing checking accounts	1,448,377	14%	1,398,395	13%
Money market accounts	4,386,469	41%	4,285,405	41%
Savings accounts	539,632	5%	542,133	5%
Other time deposits	533,723	5%	566,514	5%
Time deposits >$250,000	349,990	3%	360,854	4%
Total customer deposits	10,734,977	100%	10,520,925	100%
Brokered deposits	9,682	—%	9,600	—%
Total deposits	$10,744,659	100%	$10,530,525	100%
As of March 31, 2025, the estimated insured deposits totaled $6.5 billion or 60.2% of total deposits, while approximately $4.3 billion of the Company's total deposits were uninsured. In addition to insured deposits, there were deposits with a balance totaling $725.9 million at March 31, 2025 which were collateralized by investment securities such that approximately 66.9% of our total deposits were insured or collateralized at that date.

Index
Nonperforming Assets
NPAs are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	March 31, 2025	December 31, 2024
Nonperforming assets
Nonaccrual loans	$29,081	$31,779
Accruing loans >90 days past due	—	—
Total nonperforming loans	29,081	31,779
Foreclosed real estate	4,769	4,965
Total nonperforming assets	$33,850	$36,744

Asset Quality Ratios
Nonperforming loans to total loans	0.36%	0.39%
Nonperforming assets to total loans and foreclosed properties	0.42%	0.45%
Nonperforming assets to total assets	0.27%	0.30%
Allowance for credit losses to total loans	1.49%	1.51%
Allowance for credit losses to nonperforming loans	414.81%	385.70%
As shown in the table above, total NPAs at March 31, 2025 decreased to $33.9 million from year end and related primarily to the $2.7 million decrease in nonaccrual loans.
Commercial and industrial is the largest category of nonaccrual loans, at $9.7 million, or 33.3%, of total nonaccrual loans, followed by Commercial real estate - owner occupied at $9.4 million, or 32.3% Included in various loan categories are nonaccrual SBA loans totaling $15.4 million at March 31, 2025, or 53.0% of total nonaccrual loans, and which have $6.7 million in guarantees from the SBA.
As reflected in Note 3 to the accompanying consolidated financial statements, total classified loans decreased 21.4% to $51.7 million at March 31, 2025 compared to $65.8 million at December 31, 2024. The decrease resulted primarily from improvements in Commercial real estate - owner occupied loans of $8.4 million and Commercial real estate - owner occupied loans of $3.7 million. Special mention loans decreased 14.37% to $31.8 million at March 31, 2025 compared to $37.1 million at December 31, 2024. The majority of the decrease was attributable to Commercial real estate - non owner occupied loans, which decreased $3.7 million.

Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $120.6 million at March 31, 2025 compared to $122.6 million at December 31, 2024. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model. As discussed previously in the "Provision for Credit Losses and Provision for Unfunded Commitments" section, much of the change to the level of ACL during the period ended March 31, 2025 was primarily related to the release of $2.0 million of the credit reserves arising from Hurricane Helene. The ACL as a percent of loans at March 31, 2025 was 1.49%, 14 basis points of which was attributable to the potential impact from Hurricane Helene.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $722 million of loans outstanding. The following is a summary of the categories of those loans outstanding as of March 31, 2025:

Index

($ in thousands)	Balance
Commercial and industrial	$16,106
Construction, development & other land loans	22,071
Commercial real estate - owner occupied	94,837
Commercial real estate - non owner occupied	275,421
Multi-family real estate	25,130
Residential 1-4 family real estate	252,647
Home equity loans/lines of credit	35,894
Consumer loans	—
Total	$722,106
Given that the recovery from the storm is ongoing in many impacted communities, the Company continues to evaluate possible impacts from the storm on borrowers and has reserved accordingly based upon the information available as of March 31, 2025. The Company applied increased reserve rates based upon severe economic factors to the approximately $722 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company continues to evaluate the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans was $11.0 million as of March 31, 2025, adding 14 basis points to the overall ACL as a percent of total loans,which was 1.49% as of March 31, 2025.
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
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024	Three Months Ended March 31, 2024
Loans outstanding at end of period	$8,103,033	$8,094,676	$8,076,506
Average amount of loans outstanding	8,107,394	8,046,681	8,103,387
Allowance for credit losses, at period end	120,631	122,572	110,067

Total charge-offs	(4,120)	(9,587)	(2,115)
Total recoveries	781	3,555	529
Net charge-offs	$(3,339)	$(6,032)	$(1,586)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.17%	0.07%	0.08%
Allowance for credit losses as a percent of loans at end of period	1.49%	1.51%	1.36%
While our estimate of the ACL involves a high degree of judgment, we believe the ACL was adequate at each period end presented. Our assessment of the ACL involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast or assumptions used to model our expected credit losses. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the ACL or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ACL and the value of our collateral-dependent loans. Such agencies may require us to recognize adjustments to the ACL based on their judgments about

Index
information available at the time of their examinations. Refer also to “Critical Accounting Policies – Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments” in Note 1 to the 2024 Annual Report on Form 10-K filed with the SEC for more information.
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $8.8 million and $9.1 million at March 31, 2025 and December 31, 2024, respectively, is classified on the consolidated balance sheets within "Other liabilities." The decline in the level of the allowance between periods was driven by a reduction in reserve rates partially offset by an increase in balances of available lines of credit during the three months ended March 31, 2025.

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
At March 31, 2025, the Company had the following sources of readily available borrowing capacity:
•A $1.3 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of March 31, 2025, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $2.3 billion and the Company's FHLB stock totaling $8.5 million. $0.8 million was outstanding on the line of credit at March 31, 2025 and December 31, 2024;
~~•~~Federal funds lines of credit with correspondent banks totaling $265.0 million which allow the Company to purchase federal funds on an overnight, unsecured basis. No borrowings were outstanding at March 31, 2025 or December 31, 2024; and
•An approximately $801.9 million line of credit through the Federal Reserve's discount window borrowing program, which was secured at March 31, 2025 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding those secured by real estate collateral) totaling approximately $338.3 million and specific investment securities with a carrying value of $695.9 million. No borrowings were outstanding at March 31, 2025 or December 31, 2024.
Our overall on-balance sheet liquidity ratio was 19.8% at March 31, 2025 compared to 17.6% at December 31, 2024. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.4 billion in available lines of credit, was 36.4% as of March 31, 2025. Not included in these ratios are the readily available sources of funds through brokered deposits. As of March 31, 2025, our brokered deposits availability was $1.9 billion per our internal policy.
The amount and timing of our contractual obligations and commercial commitments have not changed materially since December 31, 2024, the detail of which is presented in the "Contractual Obligations and Other Commercial Commitments" table of our 2024 Annual Report on Form 10-K. In addition, we are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position.

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
We do not engage in significant derivatives activities. However, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At March 31, 2025, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
The Federal Reserve's capital standards require us to maintain minimum ratios of “common equity tier 1” capital to total risk-weighted assets, “tier 1” capital to total risk-weighted assets, and total capital to risk-weighted assets of 4.50%, 6.00% and 8.00%, respectively. Common equity tier 1 capital is comprised of common stock and related surplus, plus retained earnings, and is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. Tier 1 capital is comprised of common equity tier 1 capital plus "additional tier 1 capital", which includes non-cumulative perpetual preferred stock and trust preferred securities. Total risk-based capital is comprised of tier 1 capital plus qualifying subordinated debentures, and certain adjustments, the largest of which is our ACL and allowance for unfunded commitments. The Company has elected to exclude AOCI related primarily to AFS securities from common equity tier 1 capital. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in Federal Reserve regulations.
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

Index
At March 31, 2025, as shown in the table below, we were well-capitalized. The capital ratios at March 31, 2025 increased as compared to 2024 year end ratios related primarily to retention of earnings increasing capital, combined with loan reductions and shifts in asset mix to lower risk-weighted assets. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	March 31, 2025	December 31, 2024	Minimum required
Risk-based capital ratios:
Common equity Tier 1 ratio	14.52%	14.35%	7.00%

Tier I capital ratio	15.34%	15.17%	8.50%

Total risk-based capital ratio	16.80%	16.63%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.41%	11.15%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2025, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets, which is a non-GAAP financial measure. TCE divided by tangible assets excludes the effect of goodwill and other intangible assets, net of related taxes from the GAAP basis total shareholders’ common equity and GAAP basis total assets. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The TCE ratio was 8.55% at March 31, 2025 compared to 8.22% at December 31, 2024.
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	March 31, 2025	December 31, 2024
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,508,176	$1,445,611
Less: Goodwill and other intangibles, net of related taxes	(486,749)	(487,660)
TCE	$1,021,427	$957,951
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,436,245	$12,147,694
Less: Goodwill and other intangibles, net of related taxes	(486,749)	(487,660)
Tangible assets	$11,949,496	$11,660,034
TCE divided by Tangible Assets	8.55%	8.22%

Stock Repurchase Plans
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2025.

Index

($ in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2025 to January 31, 2025	—	$—	—	$40,000,000
February 1, 2025 to February 28, 2025	—	$—	—	$40,000,000
March 1, 2025 to March 31, 2025	24,849	$39.87	24,849	$39,009,202
Total	24,849	$39.87	24,849	$39,009,202
(1) In January 2024, the Board of Directors of the Company authorized the repurchase of up to $40 million of the Company’s common stock. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. The Company did not make any such purchases in 2024. The Board of Directors renewed this authorization in January 2025. As of March 31, 2025, the Company had repurchased a total of 24,849 shares at an average price per share of $39.87.
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
As of March 31, 2025, the net interest income sensitivity indicated an asset sensitive position to net interest income from immediate parallel rate shifts in both rising and falling rates over a one year period with an increase of 5.5% in + 200 rate scenario, an increase of 5.7% in +100 rate scenario, a decrease of 1.2% in -100 scenario and a decrease of 2.5% in a -200 rate scenario. These scenarios assume an immediate change in rates and no change in the shape of the yield curve. Management also evaluates a steepening of the yield curve in rate reduction scenarios. For a -100 rate scenario, net interest income would increase by 2.1% and for a -200 rate scenario,net interest income would decrease by 1.2%.
Assumptions utilized in the net interest income sensitivity analyses are inherently uncertain, and actual results may differ from simulated results.
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
As of March 31, 2025, the Company’s economic value of equity ("EVE") generally declines in rising rate scenarios and improves in falling rate scenarios. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-backed securities as compared to a higher proportion of deposits having variable rates. In addition to impacts on market values from changes in interest rates, fixed rate loans and securities tend to prepay more quickly in lower rate environments and prepay more slowly in rising rate environments, leading to impacts on their relative valuation in the EVE calculation. As of March 31, 2025, the impact of increasing rates on EVE were -2.3% in +100 rate scenario and -10.5% in +200 rate scenario, compared to +3.8% in -100 rate scenario and +4.1% in -200 rate scenario.
Additional discussion concerning our exposure to interest rate risk is presented in Item 7A of the 2024 Annual Report on Form 10-K filed with the SEC.

Index
Inflation
Our financial statements have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due to inflation.
Nearly all of the Company’s assets and liabilities are monetary in nature, and as such, changes in interest rates (as discussed above) generally affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Inflation affects the Company’s results of operations mainly through increased operating costs, and the impact of inflation on banks in general is normally not as significant as its influence on those businesses that have large investments in plant and inventories. We review the pricing of our products and services, as well as our controllable operating and labor costs in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance to the extent possible.

Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025 were effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities.
Refer to the Stock Repurchase Plans section of Management's Discussion and Analysis, which is incorporated by reference into this item.
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended March 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
10.1
Amended and Restated Employment Agreement by and among the Company and the Bank and Michael G. Mayer effective February 7, 2025 was filed as Exhibit 10.k to the Company's Current Report on Form 8-K filed on February 6, 2025 and is incorporated by reference. (*)

10.2
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Index
Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 9, 2025	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

May 9, 2025	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

May 9, 2025	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer