Form 10-Q
period 2025-06-30
FIRST BANCORP /NC/
filed 2025-08-07
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on July 31, 2025 was 41,462,418.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp
Consolidated Balance Sheets

($ in thousands - unaudited)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks, noninterest-bearing	$139,486	$78,596
Due from banks, interest-bearing	571,800	428,911
Total cash and cash equivalents	711,286	507,507

Securities available for sale (amortized cost of $2,443,724 and $2,411,117, respectively)	2,144,831	2,043,062
Securities held to maturity (fair values of $431,420 and $428,571, respectively)	516,405	519,998
Presold mortgages in process of settlement	8,928	5,942

Loans	8,225,650	8,094,676
Allowance for credit losses on loans	(120,545)	(122,572)
Net loans	8,105,105	7,972,104

Premises and equipment, net	141,661	143,459
Accrued interest receivable	36,681	36,329
Goodwill	478,750	478,750
Other intangible assets, net	19,920	22,904
Bank-owned life insurance	190,817	188,460
Other assets	253,881	229,179
Total assets	$12,608,265	$12,147,694

Liabilities
Deposits
Noninterest-bearing deposits	$3,542,626	$3,367,624
Interest-bearing deposits	7,287,754	7,162,901
Total deposits	10,830,380	10,530,525
Borrowings	92,237	91,876
Accrued interest payable	4,340	4,604
Other liabilities	125,128	75,078
Total liabilities	11,052,085	10,702,083

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,468,098 shares and 41,347,418 shares, respectively	973,041	971,313
Retained earnings	812,657	756,327
Stock in rabbi trust assumed in acquisition	(869)	(1,148)
Rabbi trust obligation	869	1,148
Accumulated other comprehensive income (loss)	(229,518)	(282,029)
Total shareholders’ equity	1,556,180	1,445,611
Total liabilities and shareholders’ equity	$12,608,265	$12,147,694
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share data - unaudited)	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$112,931	$110,472	$223,464	$220,270
Interest on investment securities:
Taxable interest income	16,857	11,291	32,381	24,019
Tax-exempt interest income	1,116	1,117	2,232	2,234
Other, principally overnight investments	5,837	5,942	11,324	8,913
Total interest income	136,741	128,822	269,401	255,436

Interest Expense
Interest on deposits	38,405	44,744	76,524	83,879
Interest on borrowings	1,660	2,963	3,318	11,168
Total interest expense	40,065	47,707	79,842	95,047

Net interest income	96,676	81,115	189,559	160,389
Provision for credit losses	2,212	541	3,328	1,741
Net interest income after provision for credit losses	94,464	80,574	186,231	158,648

Noninterest Income
Service charges on deposit accounts	3,976	4,139	7,743	8,007
Other service charges and fees	6,595	5,314	12,478	10,884
Presold mortgage loan fees and gains on sale	315	588	765	926
Commissions from sales of financial products	1,388	1,377	2,796	2,697
SBA loan sale gains	151	1,336	203	2,231
Bank-owned life insurance income	1,221	1,179	2,449	2,343
Securities losses, net	—	(186)	—	(1,161)
Other income, net	695	854	809	1,570
Total noninterest income	14,341	14,601	27,243	27,497

Noninterest Expense
Salaries, incentives and commissions expense	29,005	27,809	57,666	55,451
Employee benefit expense	6,187	6,703	12,282	12,972
Total personnel expense	35,192	34,512	69,948	68,423
Occupancy and equipment expense	5,195	4,877	10,387	10,952
Intangibles amortization expense	1,468	1,669	2,984	3,428
Other operating expenses	17,128	17,233	33,557	34,675
Total noninterest expenses	58,983	58,291	116,876	117,478

Income before income taxes	49,822	36,884	96,598	68,667
Income tax expense	11,256	8,172	21,626	14,683

Net income	$38,566	$28,712	$74,972	$53,984

Earnings per common share:
Basic	$0.93	$0.70	$1.81	$1.31
Diluted	0.93	0.70	1.81	1.31

Weighted average common shares outstanding:
Basic	41,168,260	40,879,684	41,149,623	40,861,775
Diluted	41,441,393	41,262,091	41,424,063	41,256,081
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands - unaudited)	2025	2024	2025	2024

Net income	$38,566	$28,712	$74,972	$53,984
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	22,321	8,614	69,162	(10,529)
Tax (expense) benefit	(5,211)	(1,995)	(16,651)	2,437
Reclassification to realized losses	—	186	—	1,161
Tax (benefit) expense	—	(43)	—	(269)
Postretirement Plans:
Amortization of unrecognized net actuarial losses	—	25	—	50
Tax (expense) benefit	—	(5)	—	(11)
Other comprehensive income (loss)	17,110	6,782	52,511	(7,161)
Comprehensive income (loss)	$55,676	$35,494	$127,483	$46,823
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Three Months Ended June 30, 2024
Balances, April 1, 2024	41,156	$965,429	$732,643	$(1,396)	$1,396	$(321,973)	$1,376,099
Net income			28,712				28,712
Cash dividends declared ($0.22 per common share)			(9,061)				(9,061)
Change in Rabbi Trust Obligation				257	(257)		—
Stock options exercised	16	379					379
Stock-based compensation	16	1,431					1,431
Other comprehensive loss						6,782	6,782
Balances, June 30, 2024	41,188	$967,239	$752,294	$(1,139)	$1,139	$(315,191)	$1,404,342

Three Months Ended June 30, 2025
Balances, April 1, 2025	41,369	$971,174	$783,630	$(1,166)	$1,166	$(246,628)	$1,508,176
Net income			38,566				38,566
Cash dividends declared ($0.23 per common share)			(9,539)				(9,539)
Change in Rabbi Trust Obligation				297	(297)		—
Stock options exercised	60	1,112					1,112
Stock withheld for payment of taxes	(14)	(546)					(546)
Stock-based compensation	53	1,301					1,301
Other comprehensive income						17,110	17,110
Balances, June 30, 2025	41,468	$973,041	$812,657	$(869)	$869	$(229,518)	$1,556,180
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ and share data in thousands - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Six Months Ended June 30, 2024
Balances, January 1, 2024	41,110	$963,990	$716,420	$(1,385)	$1,385	$(308,030)	$1,372,380
Net income			53,984				53,984
Cash dividends declared ($0.44 per common share)			(18,110)				(18,110)
Change in Rabbi Trust Obligation				246	(246)		—
Stock options exercised	52	1,105					1,105
Stock withheld for payment of taxes	(4)	(126)					(126)
Stock-based compensation	30	2,270					2,270
Other comprehensive loss						(7,161)	(7,161)
Balances, June 30, 2024	41,188	$967,239	$752,294	$(1,139)	$1,139	$(315,191)	$1,404,342

Six Months Ended June 30, 2025
Balances, January 1, 2025	41,347	$971,313	$756,327	$(1,148)	$1,148	$(282,029)	$1,445,611
Net income			74,972				74,972
Cash dividends declared ($0.45 per common share)			(18,642)				(18,642)
Change in Rabbi Trust Obligation				279	(279)		—
Stock repurchases	(25)	(992)					(992)
Stock options exercised	73	1,238					1,238
Stock withheld for payment of taxes	(22)	(839)					(839)
Stock-based compensation	95	2,321					2,321
Other comprehensive income						52,511	52,511
Balances, June 30, 2025	41,468	$973,041	$812,657	$(869)	$869	$(229,518)	$1,556,180
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2025	2024
Cash Flows From Operating Activities
Net income	$74,972	$53,984
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	3,328	1,741
Net security premium amortization	3,012	4,448
Deferred income taxes, net	1,654	(1,358)
Loan discount accretion	(3,962)	(5,645)
Deposit and debt discount accretion, net	590	886
Foreclosed property losses (gains), net	41	(153)
Securities losses, net	—	1,161
Other (gains) losses, net	(805)	(555)
Bank-owned life insurance income	(2,449)	(2,343)
Net amortization of deferred loan costs/(fees)	347	(886)
Depreciation of premises and equipment	3,457	4,029
Amortization of operating lease right-of-use assets	646	990
Repayments of lease obligations	(611)	(949)
Stock-based compensation expense	2,321	2,093
Amortization of intangible assets	2,984	3,428
Amortization and impairment of SBA servicing assets	632	890
Gains on sale of loans	(968)	(3,157)
Origination of presold mortgage loans and SBA loans held for sale	(41,103)	(76,938)
Proceeds from sales of presold mortgage loans and SBA loans	42,357	82,784
(Increase) decrease in accrued interest receivable	(352)	1,746
Decrease (increase) in other assets	6,300	952
(Decrease) increase in accrued interest payable	(264)	29
Increase (decrease) in other liabilities	6,180	453
Net cash provided by (used in) operating activities	98,307	67,630
Cash Flows From Investing Activities
Purchases of securities available for sale	(136,987)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	103,558	167,698
Proceeds from maturities, calls and principal repayments of securities held to maturity	1,403	6,867
Proceeds from sales of securities available for sale	—	138,182
Proceeds from sale of VISA B shares	—	4,522
Purchases of Federal Reserve and FHLB stock	(359)	(15,804)
Redemptions of Federal Reserve and FHLB stock	—	28,880
Proceeds from bank owned life insurance death benefits	92	209
Purchases of other investments	(10,902)	(1,465)
Net (increase) decrease in loans	(135,599)	75,748
Proceeds from sales of foreclosed properties	4,201	217
Purchases of premises and equipment	(1,611)	(1,721)
Proceeds from sales of premises and equipment	851	10
Net cash provided by (used in) investing activities	(175,353)	403,343
Cash Flows From Financing Activities
Net increase (decrease) in deposits	299,650	455,723
Proceeds from the issuance of FHLB and FRB borrowings	2,000	481,000
Repayment of FHLB and FRB borrowings	(2,024)	(1,010,024)
Repayment of subordinated debentures	—	(10,000)
Cash dividends paid – common stock	(18,208)	(18,094)
Repurchases of common stock	(992)	—
Proceeds from stock option exercises	1,238	1,105
Payment of taxes related to stock withheld	(839)	(126)
Net cash provided by (used in) financing activities	280,825	(100,416)
Increase (decrease) in cash and cash equivalents	203,779	370,557
Cash and cash equivalents, beginning of period	507,507	237,855
Cash and cash equivalents, end of period	$711,286	$608,412
(Continued)

Index

First Bancorp
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$79,730	$94,342
Cash paid during the period for income taxes	8,836	14,382
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	52,511	(7,200)
Non-cash: Foreclosed loans transferred to foreclosed real estate	494	—
Non-cash: Accrued dividends at end of period	9,539	9,061
Non-cash: Cancellation of operating lease right-of-use assets and operating lease liabilities	—	(1,497)
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	939	—
Non-cash: Affordable housing investments obtained in exchange for funding commitments	42,248	—

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2025, the consolidated results of income, comprehensive income and shareholders' equity for the six months ended June 30, 2025 and 2024, and the consolidated cash flows for the six months ended June 30, 2025 and 2024. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2024 Annual Report for the year ended December 31, 2024. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
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
Accounting Standards Adopted in 2025
The Company did not adopt any accounting standards during the first six months of 2025.
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
ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” amended the Income Statement—Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will apply the amendments retrospectively to all prior periods presented in the financial statements after the effective date. The

Index
adoption of ASU 2023-09 is not expected to have a significant impact on the Company's consolidated financial statements .
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Securities

The book values and approximate fair values of investment securities at June 30, 2025 and December 31, 2024 are summarized as follows:

($ in thousands)	June 30, 2025				December 31, 2024
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$121,461	$124,020	$2,559	$—	$121,051	$120,581	$—	$(470)
Government-sponsored enterprise securities	11,964	10,097	—	(1,867)	11,961	9,614	—	(2,347)
Mortgage-backed securities	2,295,111	1,995,592	1,984	(301,503)	2,261,924	1,897,175	60	(364,809)
Corporate bonds	15,188	15,122	47	(113)	16,181	15,692	—	(489)
Total available for sale	$2,443,724	$2,144,831	$4,590	$(303,483)	$2,411,117	$2,043,062	$60	$(368,115)

Securities held to maturity:
Mortgage-backed securities	$7,885	$7,600	$—	$(285)	$9,198	$8,739	$—	$(459)
State and local governments	508,520	423,820	2	(84,702)	510,800	419,832	1	(90,969)
Total held to maturity	$516,405	$431,420	$2	$(84,987)	$519,998	$428,571	$1	$(91,428)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of June 30, 2025 and December 31, 2024.

Accrued interest receivable on available for sale ("AFS") debt securities was $4.5 million and $4.6 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on held to maturity ("HTM") debt securities was $4.2 million and $4.2 million as of June 30, 2025 and December 31, 2024.

The following table presents information regarding all securities with unrealized losses at June 30, 2025:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	$—	$10,097	$1,867	$10,097	$1,867
Mortgage-backed securities	277,088	1,302	1,536,577	300,486	1,813,665	301,788
Corporate bonds	—	—	3,324	113	3,324	113
State and local governments	4,617	41	418,441	84,661	423,058	84,702
Total unrealized loss position	$281,705	$1,343	$1,968,439	$387,127	$2,250,144	$388,470

Index
The following table presents information regarding all securities with unrealized losses at December 31, 2024:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$120,581	$470	$—	$—	$120,581	$470
Government-sponsored enterprise securities	—	—	9,614	2,347	9,614	2,347
Mortgage-backed securities	317,015	1,845	1,538,156	363,423	1,855,171	365,268
Corporate bonds	380	51	13,562	438	13,942	489
State and local governments	4,513	75	414,331	90,894	418,844	90,969
Total unrealized loss position	$442,489	$2,441	$1,975,663	$457,102	$2,418,152	$459,543
As of June 30, 2025, the Company's securities portfolio included 589 securities of which 548 securities were in an unrealized loss position. As of December 31, 2024, the Company's securities portfolio included 584 securities of which 560 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at June 30, 2025 and December 31, 2024 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Substantially all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or SBA, each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At June 30, 2025 and December 31, 2024, the Company determined that expected credit losses associated with HTM securities were insignificant.
The book values and fair values of investment securities at June 30, 2025, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year but within five years	$105,805	$107,789	$6,035	$5,897
Due after five years but within ten years	42,808	41,450	209,190	178,650
Due after ten years	—	—	293,295	239,273
Mortgage-backed securities	2,295,111	1,995,592	7,885	7,600
Total securities	$2,443,724	$2,144,831	$516,405	$431,420
At June 30, 2025 and December 31, 2024, investment securities with carrying values of $787.0 million and $806.0 million, respectively, were pledged as collateral for public deposits. In addition, at June 30, 2025 and December 31, 2024, investment securities with carrying values of $713.5 million and $661.0 million, respectively, were pledged as collateral to the Federal Reserve Bank ("Federal Reserve") to secure any such borrowings.
At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
During three and six months ended June 30, 2025, there were no sales of investment securities. During the three months ended June 30, 2024, the Company received proceeds from the sale of securities and its holdings of Class B shares of Visa, Inc. of $142.7 million and recorded $0.2 million in net losses from the sales. During the six months

Index
ended June 30, 2024, the Company received proceeds from the sale of securities and its holdings of Class B shares of Visa, Inc. of $148.0 million and recorded $1.2 million in net losses from the sales.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $41.6 million and $41.3 million at June 30, 2025 and December 31, 2024, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.6 million at June 30, 2025 and December 31, 2024, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost of $33.0 million and $32.7 million at June 30, 2025 and December 31, 2024, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 3. Loans, Allowance for Credit Losses, and Asset Quality Information

The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$911,227	11%	$919,690	11%
Construction, development & other land loans	633,529	8%	647,167	8%
Commercial real estate - owner occupied	1,254,596	15%	1,248,812	16%
Commercial real estate - non owner occupied	2,758,629	34%	2,625,554	33%
Multi-family real estate	509,419	6%	506,407	6%
Residential 1-4 family real estate	1,731,397	21%	1,729,322	21%
Home equity loans/lines of credit	355,876	4%	345,883	4%
Consumer loans	70,137	1%	70,653	1%
Subtotal	8,224,810	100%	8,093,488	100%
Unamortized net deferred loan costs/(fees)	840		1,188
Total loans	$8,225,650		$8,094,676

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	June 30, 2025	December 31, 2024
Guaranteed portions of SBA loans included in table above	$60,818	$34,095
Unguaranteed portions of SBA loans included in table above	101,170	101,356
Total SBA loans included in the table above	$161,988	$135,451

Sold portions of SBA loans with servicing retained - not included in tables above	$301,145	$330,482

At June 30, 2025 and December 31, 2024, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $2.3 million and $2.9 million, respectively.

At June 30, 2025 and December 31, 2024, loans in the amount of $6.9 billion and $6.7 billion, respectively, were pledged as collateral to the Federal Reserve and the FHLB for borrowing capacity. Refer to Note 5 for further discussion.

At June 30, 2025 and December 31, 2024, total loans included loans to directors and executive officers of the Company, and their associates, totaling approximately $61.7 million and $62.9 million, respectively. Available credit on related party loans totaled $0.3 million and $1.0 million at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, unamortized discounts on all acquired loans totaled $11.8 million and $15.1 million, respectively.

Index
Nonperforming assets ("NPAs") are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed properties.
The following table summarizes the NPAs for each date presented.

($ in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$34,625	$31,779
Accruing loans > 90 days past due	—	—
Total nonperforming loans	34,625	31,779
Foreclosed properties	1,218	4,965
Total nonperforming assets	$35,843	$36,744
At June 30, 2025 and December 31, 2024, the Company had $1.3 million and $1.2 million, respectively, in residential mortgage loans in the process of foreclosure.
At June 30, 2025 and December 31, 2024, there was one loan with commitments to lend an immaterial amount and $0.2 million, respectively, of additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2025:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$10,594	$10,594
Construction, development & other land loans	—	151	151
Commercial real estate - owner occupied	1,985	8,007	9,992
Commercial real estate - non owner occupied	3,051	1,874	4,925
Residential 1-4 family real estate	—	6,678	6,678
Home equity loans/lines of credit	—	1,971	1,971
Consumer loans	—	314	314
Total	$5,036	$29,589	$34,625

The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2024:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,804	$9,804
Construction, development & other land loans	—	90	90
Commercial real estate - owner occupied	879	8,488	9,367
Commercial real estate - non owner occupied	—	887	887
Residential 1-4 family real estate	—	9,487	9,487
Home equity loans/lines of credit	—	1,795	1,795
Consumer loans	—	349	349
Total	$879	$30,900	$31,779

There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.

Index
The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Commercial and industrial	$234	$226
Construction, development & other land loans	42	—
Commercial real estate - owner occupied	223	168
Commercial real estate - non owner occupied	93	55
Residential 1-4 family real estate	115	34
Home equity loans/lines of credit	39	16
Consumer loans	3	—
Total	$749	$499

The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2025:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$899,125	$1,220	$288	$10,594	$911,227
Construction, development & other land loans	632,474	904	—	151	633,529
Commercial real estate - owner occupied	1,240,800	3,804	—	9,992	1,254,596
Commercial real estate - non owner occupied	2,749,190	4,496	18	4,925	2,758,629
Multi-family real estate	509,419	—	—	—	509,419
Residential 1-4 family real estate	1,712,490	7,237	4,992	6,678	1,731,397
Home equity loans/lines of credit	353,058	588	259	1,971	355,876
Consumer loans	69,455	224	144	314	70,137
Total	$8,166,011	$18,473	$5,701	$34,625	8,224,810
Unamortized net deferred loan costs/(fees)					840
Total loans					$8,225,650

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2024:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$906,903	$2,442	$541	$9,804	$919,690
Construction, development & other land loans	647,077	—	—	90	647,167
Commercial real estate - owner occupied	1,236,396	2,073	976	9,367	1,248,812
Commercial real estate - non owner occupied	2,614,843	9,678	146	887	2,625,554
Multi-family real estate	506,407	—	—	—	506,407
Residential 1-4 family real estate	1,699,800	12,973	7,062	9,487	1,729,322
Home equity loans/lines of credit	342,551	1,118	419	1,795	345,883
Consumer loans	69,775	317	212	349	70,653
Total	$8,023,752	$28,601	$9,356	$31,779	8,093,488
Unamortized net deferred loan costs/(fees)					1,188
Total loans					$8,094,676
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.

Index
The following table presents an analysis of collateral dependent loans of the Company as of June 30, 2025:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$2,598	$2,598
Commercial real estate - non owner occupied	3,051	3,051
Total	$5,649	$5,649

The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2024:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$879	$879
Total	$879	$879

There have been no material changes from the treatment of collateral dependent loans under the current expected credit loss ("CECL") model as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the activity in the allowance for credit losses ("ACL") on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2025
Commercial and industrial	$19,275	$(1,416)	$467	$180	$18,506
Construction, development & other land loans	7,669	—	32	959	8,660
Commercial real estate - owner occupied	19,325	(13)	5	1,429	20,746
Commercial real estate - non owner occupied	28,384	(33)	17	(3,943)	24,425
Multi-family real estate	5,015	—	—	(270)	4,745
Residential 1-4 family real estate	33,735	—	24	2,024	35,783
Home equity loans/lines of credit	3,502	—	2	(59)	3,445
Consumer loans	3,726	(292)	51	750	4,235
Total	$120,631	$(1,754)	$598	$1,070	$120,545

As of and for the six months ended June 30, 2025
Commercial and industrial	$19,474	$(3,632)	$964	$1,700	$18,506
Construction, development & other land loans	9,314	—	105	(759)	8,660
Commercial real estate - owner occupied	19,380	(450)	111	1,705	20,746
Commercial real estate - non owner occupied	27,768	(938)	20	(2,425)	24,425
Multi-family real estate	5,476	—	—	(731)	4,745
Residential 1-4 family real estate	33,552	(124)	53	2,302	35,783
Home equity loans/lines of credit	4,111	(68)	21	(619)	3,445
Consumer loans	3,497	(662)	105	1,295	4,235
Total	$122,572	$(5,874)	$1,379	$2,468	$120,545

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2024
Commercial and industrial	$20,294	$(2,478)	$857	$1,164	$19,837
Construction, development & other land loans	11,783	—	50	(1,837)	9,996
Commercial real estate - owner occupied	18,163	(30)	4	(278)	17,859
Commercial real estate - non owner occupied	26,252	—	41	(417)	25,876
Multi-family real estate	4,422	—	—	707	5,129
Residential 1-4 family real estate	22,704	(6)	106	2,051	24,855
Home equity loans/lines of credit	3,336	(2)	17	(174)	3,177
Consumer loans	3,113	(141)	123	234	3,329
Total	$110,067	$(2,657)	$1,198	$1,450	$110,058

As of and for the six months ended June 30, 2024
Commercial and industrial	$21,227	$(4,063)	$1,100	$1,573	$19,837
Construction, development & other land loans	13,940	(79)	147	(4,012)	9,996
Commercial real estate - owner occupied	18,218	(88)	8	(279)	17,859
Commercial real estate - non owner occupied	24,916	(158)	43	1,075	25,876
Multi-family real estate	3,825	—	—	1,304	5,129
Residential 1-4 family real estate	21,396	(6)	227	3,238	24,855
Home equity loans/lines of credit	3,339	(2)	22	(182)	3,177
Consumer loans	2,992	(376)	180	533	3,329
Total	$109,853	$(4,772)	$1,727	$3,250	$110,058
Credit Quality Indicators
There have been no material changes from the treatment of credit quality tracking and risk grade descriptions as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
In the tables that follow, substantially all of the "Classified" loans have grades of 7 for commercial loans or Fail for consumer loans, with those categories having similar levels of risk.
The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition.

Index

	Term Loans by Year of Origination
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
As of June 30, 2025
Commercial and industrial
Pass	$91,695	$100,390	$70,362	$105,483	$68,956	$122,571	$335,484	$894,941
Special Mention	9	889	108	45	82	708	2,203	4,044
Classified	48	372	1,696	3,589	703	4,230	1,604	12,242
Total commercial and industrial	91,752	101,651	72,166	109,117	69,741	127,509	339,291	911,227
Gross charge-offs, YTD	—	257	747	449	20	411	1,748	3,632
Construction, development & other land loans
Pass	225,553	221,690	78,728	29,769	21,706	14,827	39,821	632,094
Special Mention	—	—	590	63	6	—	—	659
Classified	—	362	72	74	—	268	—	776
Total construction, development & other land loans	225,553	222,052	79,390	29,906	21,712	15,095	39,821	633,529
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	138,171	182,313	201,521	233,755	236,166	210,733	16,552	1,219,211
Special Mention	2,717	6,167	1,845	2,668	229	6,641	1,723	21,990
Classified	167	1,429	—	2,340	519	8,940	—	13,395
Total commercial real estate - owner occupied	141,055	189,909	203,366	238,763	236,914	226,314	18,275	1,254,596
Gross charge-offs, YTD	—	420	—	17	—	13	—	450
Commercial real estate - non owner occupied
Pass	354,236	442,904	410,671	633,032	572,230	299,601	29,241	2,741,915
Special Mention	49	1,357	265	189	6	1,595	—	3,461
Classified	—	1,591	465	552	—	10,645	—	13,253
Total commercial real estate - non owner occupied	354,285	445,852	411,401	633,773	572,236	311,841	29,241	2,758,629
Gross charge-offs, YTD	—	905	—	33	—	—	—	938
Multi-family real estate
Pass	48,590	61,123	64,830	120,800	153,767	46,374	13,800	509,284
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	135	—	—	—	—	135
Total multi-family real estate	48,590	61,123	64,965	120,800	153,767	46,374	13,800	509,419
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	80,383	220,334	316,823	390,884	279,792	425,944	2,631	1,716,791
Special Mention	146	21	—	—	88	652	—	907
Classified	302	2,168	572	2,226	529	7,902	—	13,699
Total residential 1-4 family real estate	80,831	222,523	317,395	393,110	280,409	434,498	2,631	1,731,397
Gross charge-offs, YTD	—	—	—	—	—	124	—	124
Home equity loans/lines of credit
Pass	2,437	1,314	2,228	602	231	666	342,750	350,228
Special Mention	—	119	—	—	—	—	14	133
Classified	176	73	—	—	89	5	5,172	5,515
Total home equity loans/lines of credit	2,613	1,506	2,228	602	320	671	347,936	355,876
Gross charge-offs, YTD	—	—	—	68	—	—	—	68
Consumer loans
Pass	8,825	11,576	7,294	4,874	1,566	887	34,652	69,674
Special Mention	—	—	—	—	—	—	18	18
Classified	—	32	58	38	7	20	290	445
Total consumer loans	8,825	11,608	7,352	4,912	1,573	907	34,960	70,137
Gross charge-offs, YTD	—	71	27	4	—	37	523	662

Total loans	$953,504	$1,256,224	$1,158,263	$1,530,983	$1,336,672	$1,163,209	$825,955	8,224,810
Unamortized net deferred loan costs/(fees)								840
Total loans, net of deferred loan costs/(fees)								$8,225,650

Total gross charge-offs, year to date	$—	$1,653	$774	$571	$20	$585	$2,271	$5,874

Index

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of December 31, 2024
Commercial and industrial
Pass	$114,786	$81,851	$120,769	$82,810	$59,218	$70,986	$373,850	$904,270
Special Mention	1,076	26	190	36	259	804	1,825	4,216
Classified	266	2,496	3,254	713	1,199	2,634	642	11,204
Total commercial and industrial	116,128	84,373	124,213	83,559	60,676	74,424	376,317	919,690
Gross charge-offs, YTD	306	669	849	318	137	929	4,070	7,278
Construction, development & other land loans
Pass	355,734	124,323	60,305	29,823	12,727	5,276	57,177	645,365
Special Mention	—	605	77	8	—	2	11	703
Classified	227	449	80	—	67	276	—	1,099
Total construction, development & other land loans	355,961	125,377	60,462	29,831	12,794	5,554	57,188	647,167
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	194,193	222,718	261,634	252,929	153,634	109,559	15,772	1,210,439
Special Mention	9,927	1,869	2,731	184	147	7,007	—	21,865
Classified	4,506	235	2,085	1,294	1,188	7,200	—	16,508
Total commercial real estate - owner occupied	208,626	224,822	266,450	254,407	154,969	123,766	15,772	1,248,812
Gross charge-offs, YTD	—	25	—	19	114	65	—	223
Commercial real estate - non owner occupied
Pass	482,433	434,713	668,168	602,028	252,260	132,316	29,922	2,601,840
Special Mention	1,648	265	189	11	331	5,721	54	8,219
Classified	12,725	429	566	—	88	1,687	—	15,495
Total commercial real estate - non owner occupied	496,806	435,407	668,923	602,039	252,679	139,724	29,976	2,625,554
Gross charge-offs, YTD	—	—	—	—	304	158	—	462
Multi-family real estate
Pass	87,803	65,508	114,627	159,038	40,940	9,926	27,630	505,472
Special Mention	—	—	—	—	—	793	—	793
Classified	—	142	—	—	—	—	—	142
Total multi-family real estate	87,803	65,650	114,627	159,038	40,940	10,719	27,630	506,407
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	216,725	347,472	404,809	278,197	166,013	296,870	2,768	1,712,854
Special Mention	74	—	10	95	61	740	—	980
Classified	3,968	227	2,558	544	1,558	6,633	—	15,488
Total residential 1-4 family real estate	220,767	347,699	407,377	278,836	167,632	304,243	2,768	1,729,322
Gross charge-offs, YTD	—	—	—	—	—	18	—	18
Home equity loans/lines of credit
Pass	2,096	2,672	645	251	259	832	333,434	340,189
Special Mention	120	153	—	—	—	—	15	288
Classified	88	43	68	90	—	7	5,110	5,406
Total home equity loans/lines of credit	2,304	2,868	713	341	259	839	338,559	345,883
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	14,623	10,005	7,059	2,380	1,049	320	34,747	70,183
Special Mention	—	—	—	—	—	—	21	21
Classified	33	21	27	9	—	28	331	449
Total consumer loans	14,656	10,026	7,086	2,389	1,049	348	35,099	70,653
Gross charge-offs, YTD	6	121	41	37	2	10	1,308	1,525

Total loans	$1,503,051	$1,296,222	$1,649,851	$1,410,440	$690,998	$659,617	$883,309	8,093,488
Unamortized net deferred loan costs/(fees)								1,188
Total loans, net of deferred loan costs/(fees)								$8,094,676

Total gross charge-offs, year to date	$312	$894	$890	$374	$557	$1,180	$5,380	$9,587

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

	June 30, 2025			December 31, 2024
($ in thousands)	Accruing loans	Nonaccrual loans	Total	Accruing loans	Nonaccrual loans	Total
Commercial and industrial	$86	$1,115	$1,201	$165	$2,118	$2,283
Construction, development & other land loans	346	—	346	212	—	212
Commercial real estate - owner occupied	3,736	571	4,307	3,974	175	4,149
Commercial real estate - non owner occupied	4,523	1,544	6,067	—	149	149
Multi-family real estate	—	—	—	—	—	—
Residential 1-4 family real estate	483	308	791	380	285	665
Home equity loans/lines of credit	2,184	621	2,805	2,143	572	2,715
Consumer loans	—	—	—	—	—	—
Total	$11,358	$4,159	$15,517	$6,874	$3,299	$10,173
The following tables present the amortized cost basis at June 30, 2025 and June 30, 2024 of the loans modified during the three and six month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Payment Delay and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended June 30, 2025
Commercial and industrial	$138	$—	$—	$138	0.02%
Construction, development & other land loans	—	309	—	309	0.05%
Commercial real estate - owner occupied	334	68	—	402	0.03%
Commercial real estate - non owner occupied	—	—	85	85	—%
Residential 1-4 family real estate	—	95	120	215	0.01%
Home equity loans/lines of credit	—	225	—	225	0.06%
Total	$472	$697	$205	$1,374	0.02%

As of and for the six months ended June 30, 2025
Commercial and industrial	$192	$—	$—	$192	0.02%
Construction, development & other land loans	—	309	—	309	0.05%
Commercial real estate - owner occupied	334	111	—	445	0.04%
Commercial real estate - non owner occupied	1,589	—	4,478	6,067	0.22%
Residential 1-4 family real estate	—	110	120	230	0.01%
Home equity loans/lines of credit	—	380	—	380	0.11%
Total	$2,115	$910	$4,598	$7,623	0.09%

Index

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended June 30, 2024
Commercial and industrial	$—	$1	$—	$96	$97	0.01%
Residential 1-4 family real estate	—	203	—	—	203	0.01%
Home equity loans/lines of credit	—	290	—	—	290	0.09%
Total	$—	$494	$—	$96	$590	0.01%

As of and for the six months ended June 30, 2024
Commercial and industrial	$114	$1	$878	$96	$1,089	0.13%
Commercial real estate - non owner occupied	—	111	—	—	111	—%
Residential 1-4 family real estate	—	203	—	—	203	0.01%
Home equity loans/lines of credit	—	323	—	176	499	0.15%
Total	$114	$638	$878	$272	$1,902	0.02%
For the three and six months ended June 30, 2025 and June 30, 2024, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following table describes the financial effect for the three and six months ended June 30, 2025 of the modifications made for borrowers experiencing financial difficulty:

		Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended June 30, 2025
Construction, development & other land loans	—%	0	3
Commercial real estate - owner occupied	—%	7	148
Commercial real estate - non owner occupied	—%	4	2
Residential 1-4 family real estate	—%	4	29
Home equity loans/lines of credit	—%	0	40

For the six months ended June 30, 2025
Commercial and industrial	—%	1	0
Construction, development & other land loans	—%	0	3
Commercial real estate - owner occupied	—%	7	97
Commercial real estate - non owner occupied	—%	7	7
Residential 1-4 family real estate	—%	4	31
Home equity loans/lines of credit	—%	0	63

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
The Company closely monitors the performance of the modified loans that are to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of June 30, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$286	$—	$—	$—
Construction, development & other land loans	309	—	—	—
Commercial real estate - owner occupied	571	—	—	—
Commercial real estate - non owner occupied	1,675	4,393	—	—
Residential 1-4 family real estate	185	45	—	—
Home equity loans/lines of credit	486	—	—	—
	$3,512	$4,438	$—	$—
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$1,183	$—	$—	$878
Construction, development & other land loans	171	—	—	—
Commercial real estate - owner occupied	131	—	—	—
Commercial real estate - non owner occupied	102	—	—	—
Residential 1-4 family real estate	137	—	—	58
Home equity loans/lines of credit	583	—	68	—
	$2,307	$—	$68	$936
During the three and six months ended June 30, 2025 and June 30, 2024, none of the loans to borrowers experiencing financial difficulty that were modified in the twelve months prior were considered to have had a payment default.
At June 30, 2025, there were no commitments to lend additional funds to a borrower experiencing financial difficulty for whom a modification had been made. At December 31, 2024, there was a commitment to lend $0.1 million of additional funds to one borrower experiencing financial difficulty for whom a modification had been made.

Index
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
Impact of Hurricane Helene
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with outstanding loan balances of approximately $755 million at the time of the storm. Those balances have since reduced to $703 million. The following is a summary of the categories of those loans outstanding as of June 30, 2025:

($ in thousands)	Balance
Commercial and industrial	$15,997
Construction, development & other land loans	15,933
Commercial real estate - owner occupied	91,485
Commercial real estate - non owner occupied	270,597
Multi-family real estate	24,838
Residential 1-4 family real estate	247,503
Home equity loans/lines of credit	36,185
Total	$702,538
Given that the recovery from the storm is ongoing in many impacted communities, the Company continues to evaluate possible impacts from the storm on borrowers and has reserved accordingly based upon the information available as of June 30, 2025. The Company applied increased reserve rates based upon severe economic factors to the approximately $703 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company continues to evaluate the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans was $7.5 million as of June 30, 2025, adding 10 basis points to the overall ACL as a percent of total loans, which was 1.47% as of June 30, 2025. As of December 31, 2024, the ACL on these loans was $13.0 million, adding 16 basis points to the overall ACL as a percent of total loans, which was 1.51%.
Allowance for Unfunded Loan Commitments
In addition to the ACL on loans, the Company maintains an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the ACL on loans. The allowance for unfunded loan commitments was included in "Other liabilities" on the consolidated balance sheets.

Index
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$8,784	$10,768	$9,066	$11,369
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for (reversal of) unfunded commitments	1,142	(908)	860	(1,509)
Ending balance	$9,926	$9,860	$9,926	$9,860

Note 4. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	June 30, 2025			December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,547	$53	$1,600	$1,387	$213
Core deposit intangibles	57,890	38,023	19,867	57,890	35,199	22,691
Other intangibles	100	100	—	100	100	—
Total amortizable intangible assets	$59,590	$39,670	$19,920	$59,590	$36,686	$22,904
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $1.5 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $3.4 million for the six months ended June 30, 2025 and 2024.
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
Other than the expected amortization expense recognized during the six months ended June 30, 2025, there have been no material changes to the estimated amortization expense related to amortizable intangible assets as discussed in Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The Company recorded SBA guaranteed servicing fee income of $0.7 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
There was no impairment of SBA servicing assets at June 30, 2025 and December 31, 2024 and no significant methodology changes have been made since year end.

Index
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance, net	$2,256	$3,137	$2,605	$3,350
Add: New servicing assets	43	319	56	543
Less: Amortization expense and impairment charges	270	453	632	890
Ending balance, net	$2,029	$3,003	$2,029	$3,003

Note 5. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at June 30, 2025:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$778	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.19% at 6/30/25 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.29% at 6/30/25 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.74% at 6/30/25 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.52% at 6/30/25 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.95% at 6/30/25 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	6.44% at 6/30/25 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 6/30/25 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of June 30, 2025			96,102	6.09%
Unamortized discount on acquired borrowings			(3,865)
Total borrowings			$92,237

Index
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2024:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$802	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.50% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.61% at 12/31/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.77% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.92% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	6.01% at 12/31/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	6.45% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 12/31/24 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of December 31, 2024			96,126	6.22%
Unamortized discount on acquired borrowings			(4,250)
Total borrowings			$91,876

Note 6. Leases
The Company enters into leases in the normal course of business. As of June 30, 2025, the Company leased 13 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from April 2026 through May 2076, some of which include options for multiple five-year and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 20.7 years as of June 30, 2025 and 21.2 years as of December 31, 2024. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.40% and 3.34% as of June 30, 2025 and December 31, 2024, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheets, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheets, were $14.0 million and $14.9

Index
million as of June 30, 2025, respectively, and were $13.8 million and $14.6 million as of December 31, 2024, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statements of income, were $0.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively and $1.3 million and $1.2 million for six months ended June 30, 2025and 2024, respectively.
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of June 30, 2025 are as follows:

($ in thousands)
July 1, 2025 to December 31, 2025	$914
2026	1,616
2027	1,338
2028	1,251
2029	1,196
Thereafter	15,725
Total undiscounted lease payments	22,040
Less effect of discounting	(7,158)
Present value of estimated lease payments (lease liability)	$14,882

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

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2025:

($ in thousands) Description of Financial Instruments	Fair Value at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$124,020	$—	$124,020	$—
Government-sponsored enterprise securities	$10,097	$—	$10,097	$—
Mortgage-backed securities	1,995,592	—	1,994,907	685
Corporate bonds	15,122	—	13,372	1,750
Total available for sale securities	$2,144,831	$—	$2,142,396	$2,435

Derivative financial assets	$2,714	$—	$2,714	$—

Presold mortgages in process of settlement	$8,928	$—	$8,928	$—

Derivative financial liabilities	$2,752	$—	$2,752	$—

Nonrecurring
Individually evaluated loans	$5,649	$—	$—	$5,649

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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a non-recurring basis as of June 30, 2025.
The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2025 and December 31, 2024 were as follows:

		June 30, 2025		December 31, 2024
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$139,486	$139,486	$78,596	$78,596
Due from banks, interest-bearing	Level 1	571,800	571,800	428,911	428,911
Securities held to maturity	Level 2	516,405	431,420	519,998	428,571
Total loans, net of allowance	Level 3	8,105,105	7,650,793	7,972,104	7,514,505
SBA Servicing Asset	Level 3	2,028	2,981	2,604	3,746

Demand deposits, money market and savings	Level 1	9,968,368	9,968,368	9,593,557	9,593,557
Time deposits	Level 2	862,012	858,132	936,968	933,523
Borrowings	Level 2	92,237	84,296	91,876	81,216
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

Note 8. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $1.1 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $246,000 and $218,000 for the three months ended June 30, 2025 and 2024, respectively, and $484,000 and $371,000 for the six months ended June 30, 2025 and 2024, respectively.
At June 30, 2025, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of June 30, 2025, the Equity Plan had 1,831,944 shares remaining available for grant.
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
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently eleven in total) in June of each year. The grants were valued at approximately $37,500 in 2025. Compensation expense associated with these director awards is fully recognized by the date of the award since there are no vesting conditions.
The following table presents information regarding the activity for the first six months of 2025 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	236,951	$36.43
Granted during the period	86,434	41.53
Vested during the period	(74,063)	37.86
Forfeited or expired during the period	(4,069)	41.88
Nonvested at June 30, 2025	245,253	$37.70
Total unrecognized compensation expense as of June 30, 2025 amounted to $4.5 million with a weighted average remaining term of 2.5 years. For the nonvested awards that were outstanding at June 30, 2025, the Company expects to record $2.0 million in compensation expense in the next twelve months, $1.1 million of which is expected to be recorded in the remaining quarters of 2025.

Index
Note 9. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended June 30,
	2025			2024
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$38,566			$28,712
Less: income allocated to restricted stock	(235)			(205)
Basic EPS per common share	$38,331	41,168,260	$0.93	$28,507	40,879,684	$0.70

Diluted EPS:
Net income	$38,566	41,168,260		$28,712	40,879,684
Effect of dilutive securities	—	273,133		—	382,407
Diluted EPS per common share	$38,566	41,441,393	$0.93	$28,712	41,262,091	$0.70

	For the Six Months Ended June 30,
	2025			2024
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$74,972			$53,984
Less: income allocated to restricted stock	(432)			(384)
Basic EPS per common share	$74,540	41,149,623	$1.81	$53,600	40,861,775	$1.31

Diluted EPS:
Net income	$74,972	41,149,623		$53,984	40,861,775
Effect of dilutive securities	—	274,440		—	394,306
Diluted EPS per common share	$74,972	41,424,063	$1.81	$53,984	41,256,081	$1.31

Index
Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shown were as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Unrealized loss on securities available for sale	$(298,893)	$(368,055)
Tax effect	69,290	85,941
Net unrealized loss on securities available for sale	(229,603)	(282,114)

Postretirement plans asset (liability)	111	111
Tax effect	(26)	(26)
Net postretirement plans asset (liability)	85	85

Total accumulated other comprehensive income (loss)	$(229,518)	$(282,029)
The following tables disclose the changes in AOCI for the three six months ended June 30, 2025 and 2024 (all amounts are net of tax):

	For the Three Months Ended June 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(246,713)	$85	$(246,628)
Other comprehensive income before reclassifications	17,110	—	17,110
Net current period other comprehensive income	17,110	—	17,110

Ending balance	$(229,603)	$85	$(229,518)

	For the Three Months Ended June 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(321,915)	$(58)	$(321,973)
Other comprehensive loss before reclassifications	6,619	—	6,619
Amounts reclassified from accumulated other comprehensive income	143	20	163
Net current period other comprehensive (loss) income	6,762	20	6,782

Ending balance	$(315,153)	$(38)	$(315,191)

Index

	For the Six Months Ended June 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(282,114)	$85	$(282,029)
Other comprehensive income before reclassifications	52,511	—	52,511
Net current period other comprehensive income	52,511	—	52,511

Ending balance	$(229,603)	$85	$(229,518)

	For the Six Months Ended June 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(307,953)	$(77)	$(308,030)
Other comprehensive loss before reclassifications	(8,092)	—	(8,092)
Amounts reclassified from accumulated other comprehensive income	892	39	931
Net current period other comprehensive (loss) income	(7,200)	39	(7,161)

Ending balance	$(315,153)	$(38)	$(315,191)
Amounts reclassified from AOCI for unrealized gain (loss) on AFS securities represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for postretirement plans asset (liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.

Note 11. Revenue from Contracts with Customers

All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the six months ended June 30, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$3,976	$4,139	$7,743	$8,007
Other service charges and fees:
Bankcard interchange income, net	2,588	2,359	4,915	4,673
Other service charges and fees	1,873	1,650	3,998	3,498
Commissions from sales of financial products	1,388	1,377	2,796	2,697
Portion of other income in-scope of ASC 606	—	55	—	312
Noninterest income (in-scope of ASC 606)	9,825	9,580	19,452	19,187
Noninterest income (out-of-scope of ASC 606)	4,516	5,021	7,791	8,310
Total noninterest income	$14,341	$14,601	$27,243	$27,497
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
Depreciation expense amounted to $1.7 million, and $2.0 million, for the three months ended June 30, 2025 and June 30, 2024, respectively, and $3.5 million and $4.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Depreciation expense is recorded in Occupancy and equipment expense on the Consolidated Statements of Income.

Note 13. Subsequent Events
During the third quarter of 2025, to take advantage of the current yields on certain categories of bonds, the Company executed a securities loss earnback transaction. The Company identified $194.3 million of AFS securities bearing 1.63% to dispose of and sold those securities at a loss of approximately $27.9 million. During the third quarter of 2025, the Company invested a total of $167.4 million in AFS securities bearing 4.79%.

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

Highlights of the results for the second quarter and year-to-date period of 2025 are presented below. Refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following.

Overview and Highlights for the Three Months Ended June 30, 2025

We earned net income of $38.6 million, or $0.93 diluted EPS, during the second quarter of 2025 compared to net income of $28.7 million, or $0.70 diluted EPS, for the second quarter of 2024. The $15.6 million increase in net interest income in the second quarter of 2025 from the like quarter was driven primarily by a lower cost of funds and a higher yield on interest earning assets, both of which were driven by the overall interest rate environment throughout the past year. Adjusting for the impact of the $3.5 million reversal of provision related to Hurricane Helene, our adjusted net income, which is a non-GAAP financial measure, was $35.9 million, or $0.87 per diluted share, for the second quarter.
•Net interest income for the second quarter of 2025 was $96.7 million, a 19.2% increase from the $81.1 million recorded in the second quarter of 2024. The increase in net interest income from the like quarter was driven by lower cost of funds and higher yields on earning assets. We also grew deposits and repaid the majority of our short-term borrowings during the second quarter of 2024, thereby further reducing the cost of funding.
•Net interest margin ("NIM") increased 48 basis points to 3.32% in the second quarter of 2025 from 2.84% in the second quarter of 2024 as a result of the lower cost of funds and higher yields on loans and securities. The aforementioned decrease in short-term borrowings along with a reduction in deposit costs further enhanced NIM from the prior year's like quarter.
•We remained well-capitalized by all regulatory standards. Capital grew during the quarter with a total common equity Tier 1 ratio of 14.64%, Tier 1 risk-based capital ratio of 15.45% and total risk-based capital ratio of 16.90% at June 30, 2025, all increasing from June 30, 2024.
•The provision for credit losses for the second quarter of 2025 was $2.2 million, driven by loan growth and $1.2 million of net charge-offs, partially offset by a $3.5 million reduction in the incremental provision related to potential exposure from Hurricane Helene.
•Noninterest income for the three months ended June 30, 2025 totaled $14.3 million, which was down slightly from the $14.6 million for the comparable prior year period. An increase from the like quarter in Other service charges, commissions and fees of $1.3 million was partially offset by a decrease of $1.2 million in SBA loan sale gains.
•Noninterest expense of $59.0 million increased $0.7 million, or 1.2%, for the quarter ended June 30, 2025 from the prior year. The increase is attributable to a $0.7 million increase in personnel costs resulting from increased incentives and commissions driven by improved performance.

See the discussion and reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS for the quarter ended June 30, 2025 in the Overview and Highlights for the Six Months Ended June 30, 2025 section below.
Overview and Highlights for the Six Months Ended June 30, 2025

We earned net income of $75.0 million, or $1.81 diluted EPS, during the six months ended June 30, 2025 compared to net income of $54.0 million, or $1.31 diluted EPS, for the six months ended June 30, 2024. Adjusting for the potential impact from Hurricane Helene, our adjusted net income was $70.7 million, or $1.71 per diluted share, for the six months ended June 30, 2025.
•Net interest income for the six months ended June 30, 2025 was $189.6 million, an 18.2% increase from the $160.4 million recorded for the comparable period of 2024. The increase in net interest income was driven by lower cost of funds and higher yields on interest earning assets.
•NIM increased 48 basis points to 3.29% for the six months ended June 30, 2025 from 2.81% for the six months ended June 30, 2024 as a result of the lower cost of funds and higher yields on loans and securities

Index
as well as the repayment of short-term borrowings which contributed to the reduced cost of funds from the prior period.
• For the six months ended June 30, 2025, the Company recorded $3.3 million in provision for credit losses as compared to $1.7 million for the six months ended June 30, 2024. The higher provision in 2025 was significantly impacted by loan growth in 2025, net charge off activity of $4.5 million, partially offset by a $5.5 million reduction in the incremental provision related to potential exposure from Hurricane Helene. The 2024 provision was dampened by lower loan balances as of June 30, 2024
•Noninterest income for the six months ended June 30, 2025 totaled $27.2 million, a decrease of $0.3 million, from the comparable period of 2024 primarily related to a decrease in SBA loan sale gains of $2.0 million and a decrease in Other income, net of $0.8 million, partially offset by an increase in Other service charges, commissions and fees of $1.6 million and the securities losses of $1.2 million experienced during the first six months of 2024.
•Noninterest expense decreased $0.6 million to $116.9 million for the six months ended June 30, 2025 as compared to the prior year period, primarily driven by a $1.1 million decrease in Other operating expenses. Personnel expenses increased $1.5 million between the periods resulting from an increase in incentives expense.

Adjusted net income and adjusted diluted EPS are non-GAAP financial measures that exclude the effect of the $3.5 million and $5.5 million reversals of provision related to Hurricane Helene for the three and six months ended June 30, 2025, respectively, to GAAP basis net income and diluted EPS. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The following table reconciles net income and diluted EPS to adjusted net income and adjusted diluted EPS for the three and six ended June 30, 2025:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Net income	$38,566	$74,972
Impact of Hurricane Helene
Provision for (benefit from) credit losses	(3,500)	(5,500)
Less, tax impact	812	1,276
After-tax impact of Hurricane Helene	(2,688)	(4,224)
Adjusted net income	$35,878	$70,748

Weighted average shares outstanding - diluted	41,441,393	41,424,063

EPS - diluted	$0.93	$1.81
Adjusted EPS - diluted	$0.87	$1.71

Total assets were $12.6 billion at June 30, 2025, a 3.8% increase from December 31, 2024. The increase was driven primarily by deposit growth generating investable funds that were deployed in interest-bearing cash, securities and loan balances. The primary balance sheet changes are presented below.
•Total cash and cash equivalents amounted to $711.3 million at June 30, 2025, representing a $203.8 million, or 40.2%, increase from December 31, 2024. Interest-bearing cash comprised $142.9 million of this increase.
•AFS securities increased $101.8 million, or 5.0%, during the six months ended June 30, 2025.

Index
•Total loans amounted to $8.2 billion at June 30, 2025, reflecting an increase of $131.0 million, or 1.6%, from December 31, 2024.
•Total deposits were $10.8 billion at June 30, 2025, an increase of $299.9 million, or 2.85%, from December 31, 2024. Deposit growth during the period was split between noninterest-bearing deposits, which saw an increase of $175.0 million, and interest-bearing deposits, which increased $124.9 million.
•Credit quality continued to be strong at June 30, 2025, with NPAs of 0.28% of total assets as of June 30, 2025, down 2 basis points from 0.30% at December 31, 2024.
•Our on-balance sheet liquidity ratio was 20.0% at June 30, 2025. Available off-balance sheet sources totaled $2.3 billion at quarter end, resulting in a total liquidity ratio of 36.1%.

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
Net interest income for the second quarter of 2025 amounted to $96.7 million, an increase of $15.6 million, or 19.2%, from the $81.1 million recorded in the second quarter of 2024. The increase was primarily driven by higher yields on interest-earning assets and lower cost of funds.
For the second quarter of 2025, average interest-earning assets increased $216.6 million, or 1.9%, from the comparable period of the prior year, with average loans and taxable securities growing $116.8 million and $105.7 million, respectively.
The cost of interest bearing deposits decreased 40 basis points from the second quarter of 2024 to the second quarter of 2025, with the biggest impact coming from the cost of Other time deposits, which decreased $3.0 million and the cost of Money market deposits, which decreased $2.5 million. Additionally, the cost of short-term borrowings decreased $0.9 million between the periods, mostly attributable to the payoff of Federal Reserve Bank Term Funding Program borrowings, which decreased the average borrowing balance by $68.1 million from the like quarter.
These changes resulted in the 48 basis point improvement in our NIM (see discussion below) from the like quarter to 3.32% for the second quarter of 2025.

Index
The following table presents an analysis of net interest income for the second quarter of 2025 and 2024:

Average Balances and Net Interest Income Analysis
	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,187,662	$112,931	5.53%	$8,070,815	$110,472	5.50%
Taxable securities	2,697,338	16,857	2.50%	2,591,617	11,291	1.74%
Non-taxable securities	287,848	1,116	1.55%	292,045	1,117	1.53%
Short-term investments, primarily interest-bearing cash	505,912	5,837	4.63%	507,635	5,942	4.71%
Total interest-earning assets	11,678,760	136,741	4.69%	11,462,112	128,822	4.51%

Cash and due from banks	153,074			84,674
Premises and equipment	142,090			149,643
Other assets	484,448			358,852
Total assets	$12,458,372			$12,055,281

Liabilities
Interest-bearing checking	$1,434,559	$2,426	0.68%	$1,397,367	$2,424	0.70%
Money market deposits	4,358,877	29,947	2.76%	4,004,175	32,411	3.26%
Savings deposits	538,843	252	0.19%	570,283	317	0.22%
Other time deposits	534,242	3,088	2.32%	738,290	6,053	3.30%
Time deposits >$250,000	345,916	2,692	3.12%	371,471	3,539	3.83%
Total interest-bearing deposits	7,212,437	38,405	2.14%	7,081,586	44,744	2.54%
Short-term borrowings	848	2	1.09%	68,933	913	5.33%
Long-term borrowings	91,351	1,658	7.28%	99,043	2,050	8.32%
Total interest-bearing liabilities	7,304,636	40,065	2.20%	7,249,562	47,707	2.65%

Noninterest-bearing checking	3,522,117			3,350,723
Other liabilities	101,069			76,713
Shareholders’ equity	1,530,550			1,378,283
Total liabilities and shareholders’ equity	$12,458,372			$12,055,281

Net yield on interest-earning assets and net interest income		$96,676	3.32%		$81,115	2.84%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$96,887	3.32%		$81,847	2.87%

Interest rate spread			2.49%			1.86%

Average prime rate			7.50%			8.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and net deferred loan (cost)/fee amortization in the amounts of $(0.3) million, and $(0.4) million for three months ended June 30, 2025 and 2024, respectively.
(2)   Includes accretion of discount on acquired loans of $1.5 million and $2.3 million for three months ended June 30, 2025 and 2024, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the growth in earning assets and a decrease in the cost of liabilities drove the expansion in NIM and net interest income.
•Net interest income for the second quarter of 2025 was $96.7 million, an increase of $15.6 million from the like quarter. The increase in net interest income was primarily driven by our focused efforts to increase interest-earning assets and to manage deposit costs after the rate cuts by the Federal Reserve between September and December of 2024, which saw the federal funds rate fall 100 basis points. We also focused on increasing loan yields as new originations were at higher rates than older loans. Further, securities yields increased as a result of the loss-earnback transaction in the fourth quarter of 2024 along with continued paydowns and payoffs on lower-yielding bonds.
•The Company’s NIM for the second quarter of 2025 was 3.32%, an increase of 48 basis points from the like quarter. Within interest-earning assets, the securities loss-earnback transaction during the fourth quarter of 2024 resulted in an increase of 69 basis points as compared to the like quarter. In addition, loan yields increased 3 basis points to 5.53%. Following the rate cuts by the Federal Reserve in late 2024, the rate on interest-bearing deposits fell 40 basis points from the like quarter to the second quarter of 2025.
•Average loan volumes for the three months ended June 30, 2025 were $116.8 million higher than the same period in 2024. In addition, interest rates on loans increased 3 basis points to 5.53% for the second quarter of 2025, resulting in an increase in interest income on loans of $2.5 million.
•Due to the impact of the aforementioned Federal Reserve rate cuts in 2024 and the resulting decreased market rates partially offset by higher average balances, deposit interest expense for the three months ended June 30, 2025 decreased $6.3 million compared to the same period in 2024. Average interest-bearing deposit balances increased $130.9 million while rates on those deposits decreased 40 basis points as compared to the like quarter.
•Average borrowings were $75.8 million lower in the second quarter of 2025 as compared to the second quarter of 2024 due in large part to the decreased utilization of short-term borrowings. This decrease in volume of borrowings was mainly attributable to the pay off of the Federal Reserve Bank Term Funding Program borrowings, which,during the second quarter of 2024, had an average balance of approximately $68.1 million and carried an average interest rate of 4.84%. Interest expense on borrowings decreased $1.3 million.
For internal purposes, we also evaluate our NIM on a tax equivalent basis ("NIM-T/E"), which is a non-GAAP financial measure, by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM-T/E is useful and appropriate because it allows a comparison of net interest income in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM to NIM-T/E.

	For the Three Months Ended June 30,
($ in thousands)	2025	2024
Net interest income, as reported	$96,676	$81,115
Tax-equivalent adjustment	211	732
Net interest income, tax-equivalent	$96,887	$81,847
Net interest margin, as reported	3.32%	2.84%
Net interest margin, tax-equivalent	3.32%	2.87%
Net interest income for the six months ended June 30, 2025 amounted to $189.6 million, an increase of $29.2 million, or 18.2%, from the $160.4 million recorded in the six months ended June 30, 2024. As described above, the rate cuts by the Federal Reserve in the second half of 2024 affected market rates which had resulting impacts on the rates we paid or received in 2024 and 2025. Similar to the impact during the three months ended June 30, 2025, the increase for the six months ended June 30, 2025 was also driven by lower cost of funds, and increased yields on interest-earning assets. Our NIM increased to 3.29% for the six months ended June 30, 2025 from 2.81% for the six months ended June 30, 2024 as discussed further below.

Index
The following table presents an analysis of net interest income for the six months ended June 30, 2025 and 2024.

Average Balances and Net Interest Income Analysis
	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,147,750	$223,464	5.52%	$8,087,101	$220,270	5.47%
Taxable securities	2,663,390	32,381	2.43%	2,703,441	24,019	1.78%
Non-taxable securities	288,373	2,232	1.55%	292,622	2,234	1.53%
Short-term investments, primarily interest-bearing cash	504,652	11,324	4.52%	392,790	8,913	4.56%
Total interest-earning assets	11,604,165	$269,401	4.67%	11,475,954	255,436	4.47%

Cash and due from banks	143,469			87,754
Premises and equipment	142,574			150,401
Other assets	453,023			369,132
Total assets	$12,343,231			$12,083,241

Liabilities
Interest bearing checking	$1,433,066	$4,923	0.69%	$1,400,425	$4,784	0.69%
Money market deposits	4,348,277	59,126	2.74%	3,854,453	60,223	3.14%
Savings deposits	538,973	493	0.18%	581,339	625	0.22%
Other time deposits	546,377	6,441	2.38%	723,904	11,509	3.20%
Time deposits >$250,000	349,028	5,541	3.20%	363,640	6,738	3.73%
Total interest-bearing deposits	7,215,721	76,524	2.14%	6,923,761	83,879	2.44%
Short-term borrowings	822	3	0.86%	273,272	7,034	5.18%
Long-term borrowings	91,259	3,315	7.32%	99,715	4,134	8.34%
Total interest-bearing liabilities	7,307,802	79,842	2.20%	7,296,748	95,047	2.62%

Noninterest bearing checking	3,449,013			3,331,811
Other liabilities	87,032			77,795
Shareholders’ equity	1,499,384			1,376,887
Total liabilities and shareholders’ equity	$12,343,231			$12,083,241

Net yield on interest-earning assets and net interest income		$189,559	3.29%		$160,389	2.81%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$190,207	3.30%		$161,852	2.83%

Interest rate spread			2.47%			1.85%

Average prime rate			7.50%			8.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan (cost)/fee amortization (including deferred PPP fees), in the amounts of $(590,000), and $(886,000) for six months ended June 30, 2025 and 2024, respectively.
(2) Includes accretion of discount on acquired loans of $3.2 million and $4.7 million for six months ended June 30, 2025 and 2024, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the expansion in NIM, coupled with higher earning asset volumes, drove the increase in net interest income.
•During the second half of 2024, the Federal Reserve decreased the fed funds rate a total of 100 basis points, after substantial increases occurring in 2022 and 2023. During the first six months of 2025, the Federal Reserve has not changed fed funds rates, resulting in a 100 basis points decrease in fed funds rates between June 2024 and June 2025. The average prime rate was 7.50% for the six months ended June 30, 2025, compared to 8.50% for the prior year period. During much of 2024, the market yield curve was inverted, while during 2025, the yield curve has been positively sloping beyond three years, although longer term treasury rates are still fairly close to fed funds rates.
•Average loan volumes for the six months ended June 30, 2025 were $60.6 million higher than the same period in 2024 due to organic loan growth. In addition, interest rates on loans increased 5 basis points to 5.52% for the six months ended June 30, 2025, collectively resulting in an increase in loan interest income of $3.2 million.
•Due to lower market rates and a shift from higher costing deposits to lower costing deposits, partially offset by an overall growth of deposits, interest expense on deposits for the six months ended June 30, 2025 decreased $7.4 million compared to the same period in 2024. Average total interest-bearing deposit balances increased $292.0 million while rates on those deposits decreased 30 basis points as compared to the same period in the prior year. Within this population, average balances on Money market deposits increased $493.8 million while rates on those accounts decreased 40 basis points as compared to the same period in the prior year, both resulting in a $1.1 million decrease in interest expense. Average balances on Other time deposits decreased $177.5 million and rates on these accounts decreased 82 basis points as compared to the same period in the prior year, collectively resulting in a $5.1 million decrease in interest expense.
•Interest expense on borrowings decreased $7.9 million for the six months ended June 30, 2025 as compared to the same period in 2024 due to the $280.9 million decrease in the average volume of borrowings between periods, partially offset by a 125 basis point increase in the rates on the remaining borrowings. The lower balances were due in large part to a decreased reliance on short-term borrowings during as deposit growth provided additional liquidity. The remaining borrowings are longer term in nature and generally carry higher interest rates than those that were paid off.
•NIM increased 48 basis points between the comparable periods due higher interest-earning asset balances and yields, lower rates on interest bearing deposits and lower average balances on borrowings, partially offset by higher deposit average balances higher rates on borrowings.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM to NIM-T/E.

	For the Six Months Ended June 30,
($ in thousands)	2025	2024
Net interest income, as reported	$189,559	$160,389
Tax-equivalent adjustment	648	1,463
Net interest income, tax-equivalent	$190,207	$161,852
Net interest margin, as reported	3.29%	2.81%
Net interest margin, tax-equivalent	3.30%	2.83%

Index
Our NIM for all periods presented benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest income – increased by accretion of loan discount on acquired loans	$1,457	$2,303	$3,246	$4,740
Total interest income impact	1,457	2,303	3,246	4,740
Interest expense – increased by discount accretion of deposits	(102)	(224)	(205)	(507)
Interest expense – increased by discount accretion of borrowings	(194)	(190)	(385)	(379)
Total net interest expense impact	(296)	(414)	(590)	(886)
Total impact on net interest income	$1,161	$1,889	$2,656	$3,854
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural reduction in outstanding balance of acquired loans.
At June 30, 2025 and 2024, unaccreted loan discounts on purchased loans amounted to $11.8 million and $19.3 million, respectively. The portfolio acquired with the GrandSouth Bancorporation acquisition on January 1, 2023 comprised the majority of the remaining unaccreted loan discount.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At June 30, 2025 and 2024, the unaccreted loan discounts on SBA loans amounted to $2.3 million and $3.2 million, respectively.
Provision for Credit Losses
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
The provision for credit losses was $2.2 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.
The provision for loan losses for the second quarter of 2025 included $3.5 million reversal specifically attributed to Hurricane Helene and totaled $1.1 million as compared to $1.5 million for the second quarter of 2024.
The provision for unfunded commitments reflected an expense of $1.1 million and a reversal of $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and an expense of $0.9 million and a reversal of $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $703 million of loans outstanding. The Company continues to evaluate possible impacts from the storm and has reserved accordingly based upon the information available at each reporting period since September 30, 2024. The Company applied increased reserve rates based upon severe economic factors to the approximately $703 million of loans in the path of Helene. Additionally, the Company performed an evaluation of the largest commercial loans in its impacted markets and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm The incremental reserve related to the potential exposure from Hurricane Helene added 0.10% to the ACL as of June 30, 2025.

Index
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $14.3 million and $14.6 million for the three months ended June 30, 2025 and 2024, respectively, and $27.2 million and $27.5 million for the six months ended June 30, 2025 and 2024, respectively. In comparing the three months ended June 30, 2025 to the like quarter, a decrease of $1.2 million in SBA loan sale gains was partially offset by the $1.1 million increase in Other service charges - other. For the year to date periods, decreases of $2.0 million in SBA loan sale gains and $0.8 million in Other income were partially offset by an increase of $1.4 million in Other service charges and fees - other and the $1.2 million Securities losses recognized during the six months ended June 2024.
Details of the more significant components of noninterest income are presented in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Service charges on deposit accounts	$3,976	$4,139	$7,743	$8,007
Other service charges and fees - bankcard interchange income, net	2,588	2,359	4,915	4,673
Other service charges and fees - other	4,007	2,955	7,563	6,211
Presold mortgage loan fees and gains on sale	315	588	765	926
Commissions from sales of financial products	1,388	1,377	2,796	2,697
SBA loan sale gains	151	1,336	203	2,231
Bank-owned life insurance income	1,221	1,179	2,449	2,343
Securities losses, net	—	(186)	—	(1,161)
Other income, net	695	854	809	1,570
Total noninterest income	$14,341	$14,601	$27,243	$27,497
Noninterest Expenses
Total noninterest expenses totaled $59.0 million and $58.3 million for the three months ended June 30, 2025 and 2024, respectively, and $116.9 million and $117.5 million for the six months ended June 30, 2025 and 2024, respectively.
The primary contributor to the $0.7 million, or 1.2%, increase in noninterest expense for the second quarter of 2025 was the $0.7 million increase in Total personnel costs. For the six months ended June 30, 2025, there was a continued overall effort by management to control costs and reduce expenses, with decreases in FDIC insurance costs of $0.8 million and professional fees of $0.7 million being partially offset by an increase of $1.5 million in Total personnel costs.

Index
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Salaries, incentives and commissions expense	$29,005	$27,809	$57,666	$55,451
Employee benefit expense	6,187	6,703	12,282	12,972
Total personnel expense	35,192	34,512	69,948	68,423
Occupancy and equipment expense	5,195	4,877	10,387	10,952
Credit card rewards and other bankcard expenses	1,515	1,436	2,693	2,857
Telephone and data lines	1,023	739	1,992	1,830
Software licenses and other software costs	2,012	1,884	3,743	3,986
Data processing expense	2,300	2,141	4,801	4,305
Professional fees	1,170	1,530	2,474	3,215
Advertising and marketing	904	1,127	1,715	2,067
Non-credit losses	824	742	1,761	1,306
FDIC insurance costs	1,297	1,711	2,822	3,657
Corporate insurance costs	541	587	1,077	1,170
Intangibles amortization expense	1,468	1,669	2,984	3,428
Foreclosed property (gains) losses, net	59	(151)	41	(153)
Other operating expenses	5,483	5,487	10,438	10,435
Total noninterest expense	$58,983	$58,291	$116,876	$117,478
Income Taxes
We recorded income tax expense of $11.3 million and $8.2 million for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate was 22.6% and 22.2% for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recorded tax expense of $21.6 million and $14.7 million, respectively. Our effective tax rate was 22.4% and 21.4% for the six months ended June 30, 2025 and 2024, respectively.

FINANCIAL CONDITION
Total assets at June 30, 2025 amounted to $12.6 billion, a $460.6 million, or 3.8%, increase from December 31, 2024 and was primarily related to higher interest-bearing cash, AFS securities and loans.
Total loans at June 30, 2025 were $8.2 billion, an increase of $131.0 million, or 1.6%, from December 31, 2024. The mix of our loan portfolio remained substantially the same at June 30, 2025 as compared to December 31, 2024. Note 3 to the consolidated financial statements presents additional detail regarding our mix of loans. At June 30, 2025, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 6.5% of the total portfolio at June 30, 2025, with the largest loan being $30.0 million and the average outstanding loan balance being $1.4 million. Non-owner occupied office loans were generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at June 30, 2025.
Total investment securities were $2.7 billion at June 30, 2025, an increase of $98.2 million from December 31, 2024. During the six months ended June 30, 2025, the Company purchased $137.0 million of investment securities. There were no sales of investment securities during the six months ended June 30, 2025. In addition, the Company continues to utilize cash flows from investment securities to fund other earning assets.
The composition of our investment portfolio remained substantially the same at June 30, 2025 as at December 31, 2024, with the exception of Mortgage-backed securities, which increased due to the aforementioned purchase, partially offset by paydowns.
The unrealized loss on AFS securities totaled $298.9 million at June 30, 2025. Refer to Note 2 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category. We evaluated the unrealized losses on individual securities at June 30, 2025 and determined

Index
them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.8 billion at June 30, 2025, an increase of $299.9 million, or 2.8%, from December 31, 2024. Organic growth accounted for the growth, as brokered deposits remained flat from year-end.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily Noninterest-bearing checking accounts and Money market accounts. Our deposit mix has remained relatively consistent and has not changed significantly.

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,542,626	33%	$3,367,624	32%
Interest-bearing checking accounts	1,443,010	13%	1,398,395	13%
Money market accounts	4,446,485	41%	4,285,405	41%
Savings accounts	536,247	5%	542,133	5%
Other time deposits	514,865	5%	566,514	5%
Time deposits >$250,000	337,382	3%	360,854	4%
Total customer deposits	10,820,615	100%	10,520,925	100%
Brokered deposits	9,765	—%	9,600	—%
Total deposits	$10,830,380	100%	$10,530,525	100%
As of June 30, 2025, the estimated insured deposits totaled $6.5 billion, or 59.7% of total deposits, while approximately $4.4 billion of the Company's total deposits were uninsured. In addition to insured deposits, there were deposits with a balance totaling $707.0 million at June 30, 2025 which were collateralized by investment securities such that approximately 66.3% of our total deposits were insured or collateralized at that date.

Nonperforming Assets
NPAs are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Nonperforming assets
Nonaccrual loans	$34,625	$31,779
Accruing loans >90 days past due	—	—
Total nonperforming loans	34,625	31,779
Foreclosed real estate	1,218	4,965
Total nonperforming assets	$35,843	$36,744

Asset Quality Ratios
Nonperforming loans to total loans	0.42%	0.39%
Nonperforming assets to total loans and foreclosed properties	0.44%	0.45%
Nonperforming assets to total assets	0.28%	0.30%
Allowance for credit losses to total loans	1.47%	1.51%
Allowance for credit losses to nonperforming loans	348.14%	385.70%
As shown in the table above, total NPAs at June 30, 2025 decreased to $35.8 million from year end and related primarily to the $3.7 million decrease in Foreclosed real estate, partially offset by the $2.8 million increase in Nonaccrual loans.
Commercial and industrial is the largest category of nonaccrual loans, at $10.6 million, or 30.6%, of total nonaccrual loans, followed by Commercial real estate - owner occupied at $10.0 million, or 28.9% Included in various loan categories are nonaccrual SBA loans totaling $17.6 million at June 30, 2025, or 50.9% of total nonaccrual loans, and which have $7.3 million in guarantees from the SBA.

Index
As reflected in Note 3 to the accompanying consolidated financial statements, total classified loans decreased 9.6% to $59.5 million at June 30, 2025 compared to $65.8 million at December 31, 2024. The decrease resulted primarily from improvements in Commercial real estate - owner occupied loans of $3.1 million and Commercial real estate - non owner occupied loans of $2.2 million. Special mention loans decreased 15.84% to $31.2 million at June 30, 2025 compared to $37.1 million at December 31, 2024. The majority of the decrease was attributable to Commercial real estate - non owner occupied loans, which decreased $4.8 million.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $120.5 million at June 30, 2025 compared to $122.6 million at December 31, 2024. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model. As discussed previously in the "Provision for Credit Losses and Provision for Unfunded Commitments" section, much of the change to the level of ACL during the period ended June 30, 2025 was primarily related to the releases of $3.5 million and $5.5 million of the credit reserves arising from Hurricane Helene during the three and six months ended June 30, 2025. The ACL as a percent of loans at June 30, 2025 was 1.47%, 10 basis points of which was attributable to the potential impact from Hurricane Helene.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $703 million of loans outstanding. The following is a summary of the categories of those loans outstanding as of June 30, 2025:

($ in thousands)	Balance
Commercial and industrial	$15,997
Construction, development & other land loans	15,933
Commercial real estate - owner occupied	91,485
Commercial real estate - non owner occupied	270,597
Multi-family real estate	24,838
Residential 1-4 family real estate	247,503
Home equity loans/lines of credit	36,185
Consumer loans	—
Total	$702,538
Given that the recovery from the storm is ongoing in many impacted communities, the Company continues to evaluate possible impacts from the storm on borrowers and has reserved accordingly based upon the information available as of June 30, 2025. The Company applied increased reserve rates based upon severe economic factors to the approximately $703 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company continues to evaluate the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans was $7.5 million as of June 30, 2025, adding 10 basis points to the overall ACL as a percent of total loans,which was 1.47% as of June 30, 2025.
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

Index
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024	Six Months Ended June 30, 2024
Loans outstanding at end of period	$8,225,650	$8,094,676	$8,069,848
Average amount of loans outstanding	8,147,750	8,046,681	8,087,101
Allowance for credit losses, at period end	120,545	122,572	110,058

Total charge-offs	(5,874)	(9,587)	(4,772)
Total recoveries	1,379	3,555	1,727
Net charge-offs	$(4,495)	$(6,032)	$(3,045)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.11%	0.07%	0.08%
Allowance for credit losses as a percent of loans at end of period	1.47%	1.51%	1.36%
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
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $9.9 million and $9.1 million at June 30, 2025 and December 31, 2024, respectively, is classified on the consolidated balance sheets within "Other liabilities." The decline in the level of the allowance between periods was driven by a reduction in reserve rates partially offset by an increase in balances of available lines of credit during the six months ended June 30, 2025.

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

Index
At June 30, 2025, the Company had the following sources of readily available borrowing capacity:
•A $1.3 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of June 30, 2025, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $2.3 billion and the Company's FHLB stock totaling $8.6 million. $0.8 million was outstanding on the line of credit at June 30, 2025 and December 31, 2024;
~~•~~Federal funds lines of credit with correspondent banks totaling $265.0 million which allow the Company to purchase federal funds on an overnight, unsecured basis. No borrowings were outstanding at June 30, 2025 or December 31, 2024; and
•An approximately $761.1 million line of credit through the Federal Reserve's discount window borrowing program, which was secured at June 30, 2025 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding those secured by real estate collateral) totaling approximately $314.4 million and specific investment securities with a carrying value of $669.0 million. No borrowings were outstanding at June 30, 2025 or December 31, 2024.
Our overall on-balance sheet liquidity ratio was 20.0% at June 30, 2025 compared to 17.6% at December 31, 2024. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.3 billion in available lines of credit, was 36.1% as of June 30, 2025. Not included in these ratios are the readily available sources of funds through brokered deposits. As of June 30, 2025, our brokered deposits availability was $1.9 billion per our internal policy.
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
We do not engage in significant derivatives activities. However, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At June 30, 2025, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Index
Capital Resources
There have been no material changes to the treatment of capital resources as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
At June 30, 2025, as shown in the table below, we were well-capitalized. The capital ratios at June 30, 2025 increased as compared to 2024 year end ratios related primarily to retention of earnings increasing capital, combined with loan reductions and shifts in asset mix to lower risk-weighted assets. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	June 30, 2025	December 31, 2024	Minimum required
Risk-based capital ratios:
Common equity Tier 1 ratio	14.64%	14.35%	7.00%

Tier I capital ratio	15.45%	15.17%	8.50%

Total risk-based capital ratio	16.90%	16.63%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.23%	11.15%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2025, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets, which is a non-GAAP financial measure. TCE divided by tangible assets excludes the effect of goodwill and other intangible assets, net of related taxes from the GAAP basis total shareholders’ common equity and GAAP basis total assets. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The TCE ratio was 8.83% at June 30, 2025 compared to 8.22% at December 31, 2024.
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	June 30, 2025	December 31, 2024
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,556,180	$1,445,611
Less: Goodwill and other intangibles, net of related taxes	(485,657)	(487,660)
TCE	$1,070,523	$957,951
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,608,265	$12,147,694
Less: Goodwill and other intangibles, net of related taxes	(485,657)	(487,660)
Tangible assets	$12,122,608	$11,660,034
TCE divided by Tangible Assets	8.83%	8.22%

Index
Stock Repurchase Plans
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
The Company did not complete any share repurchases during the three months ended June 30, 2025. The dollar value of shares that may yet be repurchased under the program was $39.0 million as of June 30, 2025.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect the average duration of our loan portfolio, investment securities and other interest-earning assets.
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

Index
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
As of June 30, 2025, the net interest income sensitivity indicated an asset sensitive position to net interest income from immediate parallel rate shifts in both rising and falling rates over a one year period with an increase of 4.7% in + 200 rate scenario, an increase of 4.2% in +100 rate scenario, a decrease of 1.8% in -100 scenario and a decrease of 3.9% in a -200 rate scenario. These scenarios assume an immediate change in rates and no change in the shape of the yield curve, which as previously described remains relatively flat. Management also evaluates a steepening of the yield curve in rate reduction scenarios. For a -100 rate scenario, net interest income would increase by 1.7% and for a -200 rate scenario,net interest income would decrease by 1.8%.
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
As of June 30, 2025, the Company’s economic value of equity ("EVE") generally declines in rising rate scenarios and improves in falling rate scenarios. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-backed securities as compared to a higher proportion of deposits having variable rates. In addition to impacts on market values from changes in interest rates, fixed rate loans and securities tend to prepay more quickly in lower rate environments and prepay more slowly in rising rate environments, leading to impacts on their relative valuation in the EVE calculation. As of June 30, 2025, the impact of increasing rates on EVE were -3.2% in +100 rate scenario and -10.5% in +200 rate scenario, compared to +3.1% in -100 rate scenario and +2.7% in -200 rate scenario.
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

Index
the pricing of our products and services, as well as our controllable operating and labor costs in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance to the extent possible.

Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2025 were effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended June 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a

Index
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 300 SW Broad Street, Southern Pines, North Carolina, 28387

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 7, 2025	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 7, 2025	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

August 7, 2025	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer