Form 10-Q
period 2025-09-30
FIRST BANCORP /NC/
filed 2025-11-07
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
Commission File Number 0-15572
FIRST BANCORP
(Exact Name of Registrant as Specified in its Charter)

North Carolina				56-1421916
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification Number)

205 SE Broad St.,	Southern Pines	,	North Carolina	28387
(Address of Principal Executive Offices)				(Zip Code)

(Registrant's telephone number, including area code)				(910)	246-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, No Par Value	FBNC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on October 31, 2025 was 41,465,329.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp
Consolidated Balance Sheets

($ in thousands - unaudited)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks, noninterest-bearing	$138,369	$78,596
Due from banks, interest-bearing	459,606	428,911
Total cash and cash equivalents	597,975	507,507

Securities available for sale (amortized cost of $2,417,434 and $2,411,117, respectively)	2,165,668	2,043,062
Securities held to maturity (fair values of $443,055 and $428,571, respectively)	514,733	519,998
Presold mortgages in process of settlement	4,032	5,942

Loans	8,419,224	8,094,676
Allowance for credit losses on loans	(120,948)	(122,572)
Net loans	8,298,276	7,972,104

Premises and equipment, net	141,441	143,459
Accrued interest receivable	35,986	36,329
Goodwill	478,750	478,750
Other intangible assets, net	18,526	22,904
Bank-owned life insurance	191,911	188,460
Other assets	302,965	229,179
Total assets	$12,750,263	$12,147,694

Liabilities
Deposits
Noninterest-bearing deposits	$3,580,560	$3,367,624
Interest-bearing deposits	7,300,610	7,162,901
Total deposits	10,881,170	10,530,525
Borrowings	92,421	91,876
Accrued interest payable	4,436	4,604
Other liabilities	168,913	75,078
Total liabilities	11,146,940	10,702,083

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,465,437 shares and 41,347,418 shares, respectively	973,235	971,313
Retained earnings	823,483	756,327
Stock in rabbi trust assumed in acquisition	(877)	(1,148)
Rabbi trust obligation	877	1,148
Accumulated other comprehensive income (loss)	(193,395)	(282,029)
Total shareholders’ equity	1,603,323	1,445,611
Total liabilities and shareholders’ equity	$12,750,263	$12,147,694
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data - unaudited)	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$118,822	$111,076	$342,286	$331,346
Interest on investment securities:
Taxable interest income	17,571	10,779	49,952	34,798
Tax-exempt interest income	1,114	1,116	3,346	3,350
Other, principally overnight investments	6,693	8,438	18,017	17,351
Total interest income	144,200	131,409	413,601	386,845

Interest Expense
Interest on deposits	40,035	46,420	116,559	130,299
Interest on borrowings	1,676	1,946	4,994	13,114
Total interest expense	41,711	48,366	121,553	143,413

Net interest income	102,489	83,043	292,048	243,432
Provision for credit losses	3,442	14,200	6,770	15,941
Net interest income after provision for credit losses	99,047	68,843	285,278	227,491

Noninterest Income
Service charges on deposit accounts	4,225	4,320	11,968	12,327
Other service charges and fees	6,355	5,555	18,833	16,439
Presold mortgage loan fees and gains on sale	471	690	1,236	1,616
Commissions from sales of financial products	1,678	1,371	4,474	4,068
SBA loan sale gains	869	1,108	1,072	3,339
Bank-owned life insurance income	1,289	1,205	3,738	3,548
Securities losses, net	(27,905)	—	(27,905)	(1,161)
Other income, net	139	(670)	948	900
Total noninterest income	(12,879)	13,579	14,364	41,076

Noninterest Expense
Salaries, incentives and commissions expense	31,065	29,955	88,731	85,406
Employee benefit expense	5,751	6,495	18,033	19,467
Total personnel expense	36,816	36,450	106,764	104,873
Occupancy and equipment expense	5,145	4,884	15,532	15,835
Intangibles amortization expense	1,394	1,613	4,378	5,041
Other operating expenses	16,856	16,903	50,413	51,579
Total noninterest expenses	60,211	59,850	177,087	177,328

Income before income taxes	25,957	22,572	122,555	91,239
Income tax expense	5,594	3,892	27,220	18,575

Net income	$20,363	$18,680	$95,335	$72,664

Earnings per common share:
Basic	$0.49	$0.45	$2.30	$1.76
Diluted	0.49	0.45	2.30	1.76

Weighted average common shares outstanding:
Basic	41,237,874	40,971,520	41,179,363	40,924,822
Diluted	41,481,542	41,366,743	41,443,636	41,294,137
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands - unaudited)	2025	2024	2025	2024

Net income	$20,363	$18,680	$95,335	$72,664
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	19,222	78,550	88,384	68,021
Tax (expense) benefit	(4,488)	(18,184)	(21,139)	(15,747)
Reclassification to realized losses	27,905	—	27,905	1,161
Tax (benefit) expense	(6,516)	—	(6,516)	(269)
Postretirement Plans:
Amortization of unrecognized net actuarial losses	—	25	—	75
Tax (expense) benefit	—	(6)	—	(17)
Other comprehensive income (loss)	36,123	60,385	88,634	53,224
Comprehensive income (loss)	$56,486	$79,065	$183,969	$125,888
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Three Months Ended September 30, 2024
Balances, July 1, 2024	41,188	$967,239	$752,294	$(1,139)	$1,139	$(315,191)	$1,404,342
Net income			18,680				18,680
Cash dividends declared ($0.22 per common share)			(9,093)				(9,093)
Change in Rabbi Trust Obligation				(9)	9		—
Stock options exercised	111	2,324					2,324
Stock withheld for payment of taxes	(11)	(478)					(478)
Stock-based compensation	52	1,365					1,365
Other comprehensive income						60,385	60,385
Balances, September 30, 2024	41,340	$970,450	$761,881	$(1,148)	$1,148	$(254,806)	$1,477,525

Three Months Ended September 30, 2025
Balances, July 1, 2025	41,468	$973,041	$812,657	$(869)	$869	$(229,518)	$1,556,180
Net income			20,363				20,363
Cash dividends declared ($0.23 per common share)			(9,537)				(9,537)
Change in Rabbi Trust Obligation				(8)	8		—
Stock options exercised	6	163					163
Stock withheld for payment of taxes	(11)	(546)					(546)
Stock-based compensation	2	577					577
Other comprehensive income						36,123	36,123
Balances, September 30, 2025	41,465	$973,235	$823,483	$(877)	$877	$(193,395)	$1,603,323
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ and share data in thousands - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Nine Months Ended September 30, 2024
Balances, January 1, 2024	41,110	$963,990	$716,420	$(1,385)	$1,385	$(308,030)	$1,372,380
Net income			72,664				72,664
Cash dividends declared ($0.66 per common share)			(27,203)				(27,203)
Change in Rabbi Trust Obligation				237	(237)		—
Stock options exercised	163	3,429					3,429
Stock withheld for payment of taxes	(15)	(604)					(604)
Stock-based compensation	82	3,635					3,635
Other comprehensive income						53,224	53,224
Balances, September 30, 2024	41,340	$970,450	$761,881	$(1,148)	$1,148	$(254,806)	$1,477,525

Nine Months Ended September 30, 2025
Balances, January 1, 2025	41,347	$971,313	$756,327	$(1,148)	$1,148	$(282,029)	$1,445,611
Net income			95,335				95,335
Cash dividends declared ($0.68 per common share)			(28,179)				(28,179)
Change in Rabbi Trust Obligation				271	(271)		—
Stock repurchases	(25)	(992)					(992)
Stock options exercised	79	1,401					1,401
Stock withheld for payment of taxes	(33)	(1,385)					(1,385)
Stock-based compensation	97	2,898					2,898
Other comprehensive income						88,634	88,634
Balances, September 30, 2025	41,465	$973,235	$823,483	$(877)	$877	$(193,395)	$1,603,323
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2025	2024
Cash Flows From Operating Activities
Net income	$95,335	$72,664
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	6,770	15,941
Net security premium amortization	4,253	6,700
Deferred income taxes, net	6,838	(5,814)
Loan discount accretion	(5,850)	(8,060)
Deposit and debt discount accretion, net	864	1,253
Foreclosed property losses (gains), net	81	(214)
Securities losses, net	27,905	1,161
Other (gains) losses, net	(916)	(504)
Bank-owned life insurance income	(3,738)	(3,548)
Net amortization of deferred loan costs/(fees)	269	(975)
Depreciation of premises and equipment	5,106	5,884
Amortization of operating lease right-of-use assets	984	1,420
Repayments of lease obligations	(931)	(1,360)
Stock-based compensation expense	2,898	3,458
Amortization of intangible assets	4,378	5,041
Amortization and impairment of SBA servicing assets	897	1,248
Gains on sale of loans	(2,308)	(4,955)
Origination of presold mortgage loans and SBA loans held for sale	(68,796)	(120,281)
Proceeds from sales of presold mortgage loans and SBA loans	75,953	131,430
(Increase) decrease in accrued interest receivable	343	4,461
(Increase) decrease in other assets	(13,227)	(2,527)
(Decrease) increase in accrued interest payable	(168)	(133)
Increase (decrease) in other liabilities	11,035	3,762
Net cash provided by (used in) operating activities	147,975	106,052
Cash Flows From Investing Activities
Purchases of securities available for sale	(353,673)	—
Proceeds from maturities, calls and principal repayments of securities available for sale	152,109	204,848
Proceeds from maturities, calls and principal repayments of securities held to maturity	1,982	7,567
Proceeds from sales of securities available for sale	166,372	138,182
Proceeds from sale of VISA B shares	—	4,522
Purchases of Federal Reserve and FHLB stock	(398)	(39,553)
Redemptions of Federal Reserve and FHLB stock	—	52,810
Proceeds from bank owned life insurance death benefits	287	209
Purchases of other investments	(17,072)	(1,858)
Net (increase) decrease in loans	(330,748)	125,241
Proceeds from sales of foreclosed properties	4,241	687
Purchases of premises and equipment	(3,073)	(2,159)
Proceeds from sales of premises and equipment	863	754
Net cash (used in) provided by investing activities	(379,110)	491,250
Cash Flows From Financing Activities
Net increase (decrease) in deposits	350,363	472,649
Proceeds from the issuance of FHLB and FRB borrowings	2,000	986,000
Repayment of FHLB and FRB borrowings	(2,037)	(1,515,036)
Repayment of subordinated debentures	—	(10,000)
Cash dividends paid – common stock	(27,747)	(27,154)
Repurchases of common stock	(992)	—
Proceeds from stock option exercises	1,401	3,429
Payment of taxes related to stock withheld	(1,385)	(604)
Net cash provided by (used in) financing activities	321,603	(90,716)
Increase (decrease) in cash and cash equivalents	90,468	506,586
Cash and cash equivalents, beginning of period	507,507	237,855
Cash and cash equivalents, end of period	$597,975	$744,441
(Continued)

Index

First Bancorp
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$121,183	$142,610
Cash paid during the period for income taxes	9,046	26,084
Cash paid during the period for the purchase of transferable tax credits	9,337	—
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	88,634	53,166
Non-cash: Foreclosed loans transferred to foreclosed real estate	1,076	1,066
Non-cash: Accrued dividends at end of period	9,537	9,093
Non-cash: Cancellation of operating lease right-of-use assets and operating lease liabilities	—	(1,497)
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	939	—
Non-cash: Affordable housing investments obtained in exchange for funding commitments	81,420	—

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2025, the consolidated results of income, comprehensive income and shareholders' equity for the nine months ended September 30, 2025 and 2024, and the consolidated cash flows for the nine months ended September 30, 2025 and 2024. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2024 Annual Report for the year ended December 31, 2024. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
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
Accounting Standards Adopted in 2025
The Company did not adopt any accounting standards during the first nine months of 2025.
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
ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), amended the Derivatives and Hedging and Revenue from Contracts with Customers topics in the Accounting Standards Codification to refine derivative scope and clarify the accounting treatment of share-based noncash consideration from customers in revenue contracts. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. Entities may apply the guidance prospectively or on a modified retrospective basis. The adoption of ASU 2025-07 is not expected to have a significant impact on the Company's consolidated financial statements.
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.
Note 2. Securities
The book values and approximate fair values of investment securities at September 30, 2025 and December 31, 2024 are summarized as follows:

($ in thousands)	September 30, 2025				December 31, 2024
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$144,944	$147,760	$2,816	$—	$121,051	$120,581	$—	$(470)
Government-sponsored enterprise securities	1,966	1,738	—	(228)	11,961	9,614	—	(2,347)
Mortgage-backed securities	2,255,334	2,000,847	3,002	(257,489)	2,261,924	1,897,175	60	(364,809)
Corporate bonds	15,190	15,323	172	(39)	16,181	15,692	—	(489)
Total available for sale	$2,417,434	$2,165,668	$5,990	$(257,756)	$2,411,117	$2,043,062	$60	$(368,115)

Securities held to maturity:
Mortgage-backed securities	$7,291	$7,051	$—	$(240)	$9,198	$8,739	$—	$(459)
State and local governments	507,442	436,004	30	(71,468)	510,800	419,832	1	(90,969)
Total held to maturity	$514,733	$443,055	$30	$(71,708)	$519,998	$428,571	$1	$(91,428)

All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of September 30, 2025 and December 31, 2024.
Accrued interest receivable on available for sale ("AFS") debt securities was $5.0 million and $4.6 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on held to maturity ("HTM") debt securities was $3.0 million and $4.2 million as of September 30, 2025 and December 31, 2024.
The following table presents information regarding all securities with unrealized losses at September 30, 2025:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise securities	$—	$—	$1,738	$228	$1,738	$228
Mortgage-backed securities	243,236	440	1,365,028	257,289	1,608,264	257,729
Corporate bonds	3,711	39	—	—	3,711	39
State and local governments	512	8	430,580	71,460	431,092	71,468
Total unrealized loss position	$247,459	$487	$1,797,346	$328,977	$2,044,805	$329,464

Index

The following table presents information regarding all securities with unrealized losses at December 31, 2024:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$120,581	$470	$—	$—	$120,581	$470
Government-sponsored enterprise securities	—	—	9,614	2,347	9,614	2,347
Mortgage-backed securities	317,015	1,845	1,538,156	363,423	1,855,171	365,268
Corporate bonds	380	51	13,562	438	13,942	489
State and local governments	4,513	75	414,331	90,894	418,844	90,969
Total unrealized loss position	$442,489	$2,441	$1,975,663	$457,102	$2,418,152	$459,543
As of September 30, 2025, the Company's securities portfolio included 580 securities of which 522 securities were in an unrealized loss position. As of December 31, 2024, the Company's securities portfolio included 584 securities of which 560 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at September 30, 2025 and December 31, 2024 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Substantially all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or SBA, each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At September 30, 2025 and December 31, 2024, the Company determined that expected credit losses associated with HTM securities were insignificant.
The book values and fair values of investment securities at September 30, 2025, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year but within five years	$129,260	$131,491	$6,015	$5,939
Due after five years but within ten years	32,840	33,330	231,205	201,931
Due after ten years	—	—	270,222	228,134
Mortgage-backed securities	2,255,334	2,000,847	7,291	7,051
Total securities	$2,417,434	$2,165,668	$514,733	$443,055
At September 30, 2025 and December 31, 2024, investment securities with carrying values of $914.8 million and $806.0 million, respectively, were pledged as collateral for public deposits. In addition, at September 30, 2025 and December 31, 2024, investment securities with carrying values of $662.8 million and $661.0 million, respectively, were pledged as collateral to the Federal Reserve Bank ("Federal Reserve") to secure any such borrowings.
At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.

Index
During the three and nine months ended September 30, 2025, as part of a securities loss-earnback transaction, the Company received proceeds from sales of securities of $166.4 million and recorded $27.9 million in losses from the sales.
There were no sales of investment securities during the three months ended September 30, 2024. During the second quarter of 2024, the Company sold all of its holdings of Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering and recognized a gain of $4.5 million. As the Class B stock did not initially have a readily determinable fair value, it was carried at$0 prior to the sale.
During the second quarter of 2024, the Company received proceeds from sales of securities of $138.2 million and recorded $4.7 million in losses from the sales. This loss was partially offset by the $4.5 million gain on the sale of the Visa stock discussed above. Included in "Securities losses, net" in the consolidated statements of income, during the first quarter of 2024, the Company received proceeds from the call of a security of $5.2 million and recorded a $975 thousand loss related to the unamortized premium balance at the time of the call.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $41.7 million and $41.3 million at September 30, 2025 and December 31, 2024, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.6 million and $8.5 million at September 30, 2025 and December 31, 2024, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost of $33.1 million and $32.7 million at September 30, 2025 and December 31, 2024, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
Note 3. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$904,226	11%	$919,690	11%
Construction, development & other land loans	688,302	8%	647,167	8%
Commercial real estate - owner occupied	1,337,345	16%	1,248,812	16%
Commercial real estate - non owner occupied	2,773,349	33%	2,625,554	33%
Multi-family real estate	535,681	6%	506,407	6%
Residential 1-4 family real estate	1,743,884	21%	1,729,322	21%
Home equity loans/lines of credit	365,488	4%	345,883	4%
Consumer loans	70,031	1%	70,653	1%
Subtotal	8,418,306	100%	8,093,488	100%
Unamortized net deferred loan costs/(fees)	918		1,188
Total loans	$8,419,224		$8,094,676

Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	September 30, 2025	December 31, 2024
Guaranteed portions of SBA loans included in table above	$54,690	$34,095
Unguaranteed portions of SBA loans included in table above	103,083	101,356
Total SBA loans included in the table above	$157,773	$135,451

Sold portions of SBA loans with servicing retained - not included in tables above	$300,537	$330,482
At September 30, 2025 and December 31, 2024, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $2.3 million and $2.9 million, respectively.

Index
At September 30, 2025 and December 31, 2024, loans in the amount of $7.0 billion and $6.7 billion, respectively, were pledged as collateral to the Federal Reserve and the FHLB for borrowing capacity. Refer to Note 5 for further discussion.
At September 30, 2025 and December 31, 2024, total loans included loans to directors and executive officers of the Company, and their associates, totaling approximately $61.4 million and $62.9 million, respectively. Available credit on related party loans totaled $0.1 million and $1.0 million at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, unamortized discounts on all acquired loans totaled $10.1 million and $15.1 million, respectively.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed properties.
The following table summarizes the NPAs for each date presented.

($ in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$37,289	$31,779
Accruing loans > 90 days past due	—	—
Total nonperforming loans	37,289	31,779
Foreclosed properties	1,718	4,965
Total nonperforming assets	$39,007	$36,744
At September 30, 2025 and December 31, 2024, the Company had $0.6 million and $1.2 million, respectively, in residential mortgage loans in the process of foreclosure.
At September 30, 2025 and December 31, 2024, there was one loan with commitments to lend an immaterial amount and $0.2 million, respectively, of additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of September 30, 2025:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$10,016	$10,016
Construction, development & other land loans	—	148	148
Commercial real estate - owner occupied	698	11,995	12,693
Commercial real estate - non owner occupied	4,393	776	5,169
Residential 1-4 family real estate	—	7,077	7,077
Home equity loans/lines of credit	—	1,983	1,983
Consumer loans	—	203	203
Total	$5,091	$32,198	$37,289
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2024:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,804	$9,804
Construction, development & other land loans	—	90	90
Commercial real estate - owner occupied	879	8,488	9,367
Commercial real estate - non owner occupied	—	887	887
Residential 1-4 family real estate	—	9,487	9,487
Home equity loans/lines of credit	—	1,795	1,795
Consumer loans	—	349	349
Total	$879	$30,900	$31,779

Index
There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.
The following table represents the accrued interest receivables written off by reversing interest income during each period indicated:

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Commercial and industrial	$295	$360
Construction, development & other land loans	42	—
Commercial real estate - owner occupied	325	238
Commercial real estate - non owner occupied	184	55
Residential 1-4 family real estate	120	45
Home equity loans/lines of credit	49	26
Consumer loans	4	1
Total	$1,019	$725
The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2025:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$892,540	$1,143	$527	$10,016	$904,226
Construction, development & other land loans	687,901	253	—	148	688,302
Commercial real estate - owner occupied	1,322,791	694	1,167	12,693	1,337,345
Commercial real estate - non owner occupied	2,767,841	339	—	5,169	2,773,349
Multi-family real estate	535,681	—	—	—	535,681
Residential 1-4 family real estate	1,724,168	7,981	4,658	7,077	1,743,884
Home equity loans/lines of credit	362,306	1,199	—	1,983	365,488
Consumer loans	69,443	285	100	203	70,031
Total	$8,362,671	$11,894	$6,452	$37,289	8,418,306
Unamortized net deferred loan costs/(fees)					918
Total loans					$8,419,224

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2024:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$906,903	$2,442	$541	$9,804	$919,690
Construction, development & other land loans	647,077	—	—	90	647,167
Commercial real estate - owner occupied	1,236,396	2,073	976	9,367	1,248,812
Commercial real estate - non owner occupied	2,614,843	9,678	146	887	2,625,554
Multi-family real estate	506,407	—	—	—	506,407
Residential 1-4 family real estate	1,699,800	12,973	7,062	9,487	1,729,322
Home equity loans/lines of credit	342,551	1,118	419	1,795	345,883
Consumer loans	69,775	317	212	349	70,653
Total	$8,023,752	$28,601	$9,356	$31,779	8,093,488
Unamortized net deferred loan costs/(fees)					1,188
Total loans					$8,094,676
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.

Index
The following table presents an analysis of collateral dependent loans of the Company as of September 30, 2025:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$4,263	$4,263
Commercial real estate - non owner occupied	4,393	4,393
Total	$8,656	$8,656
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2024:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$879	$879
Total	$879	$879
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

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2025
Commercial and industrial	$18,506	$(2,357)	$580	$1,823	$18,552
Construction, development & other land loans	8,660	—	31	973	9,664
Commercial real estate - owner occupied	20,746	(890)	12	1,240	21,108
Commercial real estate - non owner occupied	24,425	—	9	257	24,691
Multi-family real estate	4,745	—	—	655	5,400
Residential 1-4 family real estate	35,783	(3)	27	(1,813)	33,994
Home equity loans/lines of credit	3,445	—	2	(107)	3,340
Consumer loans	4,235	(400)	30	334	4,199
Total	$120,545	$(3,650)	$691	$3,362	$120,948

As of and for the nine months ended September 30, 2025
Commercial and industrial	$19,474	$(5,989)	$1,544	$3,523	$18,552
Construction, development & other land loans	9,314	—	136	214	9,664
Commercial real estate - owner occupied	19,380	(1,340)	123	2,945	21,108
Commercial real estate - non owner occupied	27,768	(938)	29	(2,168)	24,691
Multi-family real estate	5,476	—	—	(76)	5,400
Residential 1-4 family real estate	33,552	(127)	80	489	33,994
Home equity loans/lines of credit	4,111	(68)	23	(726)	3,340
Consumer loans	3,497	(1,062)	135	1,629	4,199
Total	$122,572	$(9,524)	$2,070	$5,830	$120,948

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2024
Commercial and industrial	$19,837	$(1,913)	$246	$(27)	$18,143
Construction, development & other land loans	9,996	—	35	1,394	11,425
Commercial real estate - owner occupied	17,859	(21)	4	657	18,499
Commercial real estate - non owner occupied	25,876	—	3	2,754	28,633
Multi-family real estate	5,129	—	—	161	5,290
Residential 1-4 family real estate	24,855	—	28	9,183	34,066
Home equity loans/lines of credit	3,177	—	232	165	3,574
Consumer loans	3,329	(754)	17	496	3,088
Total	$110,058	$(2,688)	$565	$14,783	$122,718

As of and for the nine months ended September 30, 2024
Commercial and industrial	$21,227	$(5,976)	$1,346	$1,546	$18,143
Construction, development & other land loans	13,940	(79)	182	(2,618)	11,425
Commercial real estate - owner occupied	18,218	(109)	12	378	18,499
Commercial real estate - non owner occupied	24,916	(158)	46	3,829	28,633
Multi-family real estate	3,825	—	—	1,465	5,290
Residential 1-4 family real estate	21,396	(6)	255	12,421	34,066
Home equity loans/lines of credit	3,339	(2)	254	(17)	3,574
Consumer loans	2,992	(1,130)	197	1,029	3,088
Total	$109,853	$(7,460)	$2,292	$18,033	$122,718
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

Index

	Term Loans by Year of Origination
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
As of September 30, 2025
Commercial and industrial
Pass	$143,026	$92,703	$49,653	$97,711	$63,505	$115,494	$327,985	$890,077
Special Mention	88	573	103	33	43	372	1,596	2,808
Classified	742	209	982	3,243	662	4,137	1,366	11,341
Total commercial and industrial	143,856	93,485	50,738	100,987	64,210	120,003	330,947	904,226
Gross charge-offs, YTD	35	399	780	903	27	590	3,255	5,989
Construction, development & other land loans
Pass	347,468	159,590	80,951	26,988	20,004	12,507	39,388	686,896
Special Mention	—	—	580	53	—	—	—	633
Classified	—	360	72	71	4	266	—	773
Total construction, development & other land loans	347,468	159,950	81,603	27,112	20,008	12,773	39,388	688,302
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	221,605	200,134	193,271	224,333	227,539	210,127	23,802	1,300,811
Special Mention	2,266	3,033	1,825	3,075	225	6,366	1,683	18,473
Classified	134	1,432	586	2,324	614	12,971	—	18,061
Total commercial real estate - owner occupied	224,005	204,599	195,682	229,732	228,378	229,464	25,485	1,337,345
Gross charge-offs, YTD	—	420	—	17	—	903	—	1,340
Commercial real estate - non owner occupied
Pass	515,220	405,117	394,638	613,322	562,686	244,095	28,970	2,764,048
Special Mention	49	1,228	—	—	4	1,355	—	2,636
Classified	81	313	—	547	—	5,724	—	6,665
Total commercial real estate - non owner occupied	515,350	406,658	394,638	613,869	562,690	251,174	28,970	2,773,349
Gross charge-offs, YTD	—	905	—	33	—	—	—	938
Multi-family real estate
Pass	91,920	59,021	64,491	110,234	151,679	42,409	15,793	535,547
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	134	—	—	—	—	134
Total multi-family real estate	91,920	59,021	64,625	110,234	151,679	42,409	15,793	535,681
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	134,800	226,892	309,247	381,262	272,054	401,953	213	1,726,421
Special Mention	154	20	—	—	38	642	—	854
Classified	439	4,339	423	2,208	1,081	8,119	—	16,609
Total residential 1-4 family real estate	135,393	231,251	309,670	383,470	273,173	410,714	213	1,743,884
Gross charge-offs, YTD	—	—	—	—	—	127	—	127
Home equity loans/lines of credit
Pass	3,203	1,290	2,185	723	221	571	351,914	360,107
Special Mention	—	118	—	—	—	—	14	132
Classified	166	58	—	—	89	4	4,932	5,249
Total home equity loans/lines of credit	3,369	1,466	2,185	723	310	575	356,860	365,488
Gross charge-offs, YTD	—	—	—	68	—	—	—	68
Consumer loans
Pass	13,172	10,053	6,153	4,104	1,321	652	34,274	69,729
Special Mention	—	—	—	—	—	—	16	16
Classified	10	53	36	31	4	—	152	286
Total consumer loans	13,182	10,106	6,189	4,135	1,325	652	34,442	70,031
Gross charge-offs, YTD	—	98	87	5	1	37	834	1,062

Total loans	$1,474,543	$1,166,536	$1,105,330	$1,470,262	$1,301,773	$1,067,764	$832,098	8,418,306
Unamortized net deferred loan costs/(fees)								918
Total loans, net of deferred loan costs/(fees)								$8,419,224

Total gross charge-offs, year to date	$35	$1,822	$867	$1,026	$28	$1,657	$4,089	$9,524

Index

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of December 31, 2024
Commercial and industrial
Pass	$114,786	$81,851	$120,769	$82,810	$59,218	$70,986	$373,850	$904,270
Special Mention	1,076	26	190	36	259	804	1,825	4,216
Classified	266	2,496	3,254	713	1,199	2,634	642	11,204
Total commercial and industrial	116,128	84,373	124,213	83,559	60,676	74,424	376,317	919,690
Gross charge-offs, YTD	306	669	849	318	137	929	4,070	7,278
Construction, development & other land loans
Pass	355,734	124,323	60,305	29,823	12,727	5,276	57,177	645,365
Special Mention	—	605	77	8	—	2	11	703
Classified	227	449	80	—	67	276	—	1,099
Total construction, development & other land loans	355,961	125,377	60,462	29,831	12,794	5,554	57,188	647,167
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	194,193	222,718	261,634	252,929	153,634	109,559	15,772	1,210,439
Special Mention	9,927	1,869	2,731	184	147	7,007	—	21,865
Classified	4,506	235	2,085	1,294	1,188	7,200	—	16,508
Total commercial real estate - owner occupied	208,626	224,822	266,450	254,407	154,969	123,766	15,772	1,248,812
Gross charge-offs, YTD	—	25	—	19	114	65	—	223
Commercial real estate - non owner occupied
Pass	482,433	434,713	668,168	602,028	252,260	132,316	29,922	2,601,840
Special Mention	1,648	265	189	11	331	5,721	54	8,219
Classified	12,725	429	566	—	88	1,687	—	15,495
Total commercial real estate - non owner occupied	496,806	435,407	668,923	602,039	252,679	139,724	29,976	2,625,554
Gross charge-offs, YTD	—	—	—	—	304	158	—	462
Multi-family real estate
Pass	87,803	65,508	114,627	159,038	40,940	9,926	27,630	505,472
Special Mention	—	—	—	—	—	793	—	793
Classified	—	142	—	—	—	—	—	142
Total multi-family real estate	87,803	65,650	114,627	159,038	40,940	10,719	27,630	506,407
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	216,725	347,472	404,809	278,197	166,013	296,870	2,768	1,712,854
Special Mention	74	—	10	95	61	740	—	980
Classified	3,968	227	2,558	544	1,558	6,633	—	15,488
Total residential 1-4 family real estate	220,767	347,699	407,377	278,836	167,632	304,243	2,768	1,729,322
Gross charge-offs, YTD	—	—	—	—	—	18	—	18
Home equity loans/lines of credit
Pass	2,096	2,672	645	251	259	832	333,434	340,189
Special Mention	120	153	—	—	—	—	15	288
Classified	88	43	68	90	—	7	5,110	5,406
Total home equity loans/lines of credit	2,304	2,868	713	341	259	839	338,559	345,883
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	14,623	10,005	7,059	2,380	1,049	320	34,747	70,183
Special Mention	—	—	—	—	—	—	21	21
Classified	33	21	27	9	—	28	331	449
Total consumer loans	14,656	10,026	7,086	2,389	1,049	348	35,099	70,653
Gross charge-offs, YTD	6	121	41	37	2	10	1,308	1,525

Total loans	$1,503,051	$1,296,222	$1,649,851	$1,410,440	$690,998	$659,617	$883,309	8,093,488
Unamortized net deferred loan costs/(fees)								1,188
Total loans, net of deferred loan costs/(fees)								$8,094,676

Total gross charge-offs, year to date	$312	$894	$890	$374	$557	$1,180	$5,380	$9,587

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
The following tables present the amortized cost basis at September 30, 2025 and September 30, 2024 of the loans modified during the three and nine month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended September 30, 2025
Commercial and industrial	$66	$608	$—	$40	$714	0.08%
Home equity loans/lines of credit	—	327	—	—	327	0.09%
Total	$66	$935	$—	$40	$1,041	0.01%

As of and for the nine months ended September 30, 2025
Commercial and industrial	$120	$712	$—	$40	$872	0.10%
Construction, development & other land loans	—	309	—	—	309	0.04%
Commercial real estate - owner occupied	734	134	—	—	868	0.06%
Commercial real estate - non owner occupied	45	—	4,476	—	4,521	0.16%
Residential 1-4 family real estate	—	103	118	—	221	0.01%
Home equity loans/lines of credit	—	693	—	—	693	0.19%
Total	$899	$1,951	$4,594	$40	$7,484	0.09%

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended September 30, 2024
Construction, development & other land loans	$—	$143	$—	$—	$143	0.02%
Home equity loans/lines of credit	—	96	—	—	96	0.03%
Total	$—	$239	$—	$—	$239	—%

As of and for the nine months ended September 30, 2024
Commercial and industrial	$114	$1	$878	$92	$1,085	0.13%
Construction, development & other land loans	—	208	—	—	208	0.03%
Commercial real estate - non owner occupied	—	107	—	—	107	—%
Residential 1-4 family real estate	—	199	—	—	199	0.01%
Home equity loans/lines of credit	—	417	—	173	590	0.18%
Total	$114	$932	$878	$265	$2,189	0.03%
For the three and nine months ended September 30, 2025 and September 30, 2024, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.

Index
The following table describes the financial effect for the three and nine months ended September 30, 2025 of the modifications made for borrowers experiencing financial difficulty:

		Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended September 30, 2025
Commercial and industrial	2.24%	6	19
Home equity loans/lines of credit	—%	0	10

For the nine months ended September 30, 2025
Commercial and industrial	2.24%	6	30
Construction, development & other land loans	—%	0	6
Commercial real estate - owner occupied	—%	6	91
Commercial real estate - non owner occupied	—%	7	7
Residential 1-4 family real estate	—%	4	30
Home equity loans/lines of credit	—%	0	38
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
The Company closely monitors the performance of the modified loans that are to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of September 30, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$701	$—	$54	$208
Construction, development & other land loans	309	—	—	—
Commercial real estate - owner occupied	591	399	—	—
Commercial real estate - non owner occupied	130	—	—	4,393
Residential 1-4 family real estate	221	—	—	—
Home equity loans/lines of credit	693	—	—	—
	$2,645	$399	$54	$4,601

Index
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$1,183	$—	$—	$878
Construction, development & other land loans	171	—	—	—
Commercial real estate - owner occupied	131	—	—	—
Commercial real estate - non owner occupied	102	—	—	—
Residential 1-4 family real estate	137	—	—	58
Home equity loans/lines of credit	583	—	68	—
	$2,307	$—	$68	$936
The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty by loan category and type of concession granted.

($ in thousands)	Payment Delay	Total
Commercial and industrial	$54	$54
Commercial real estate - owner occupied	334	334
Total	$388	$388
During the three and nine months ended September 30, 2024, none of the loans to borrowers experiencing financial difficulty that were modified in the twelve months prior were considered to have had a payment default.
At September 30, 2025, there were no commitments to lend additional funds to a borrower experiencing financial difficulty for whom a modification had been made. At December 31, 2024, there was a commitment to lend $0.1 million of additional funds to one borrower experiencing financial difficulty for whom a modification had been made.
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

Index
Impact of Hurricane Helene
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with outstanding loan balances of approximately $755 million at the time of the storm. Those balances have since reduced to $674 million. The following is a summary of the categories of those loans outstanding as of September 30, 2025:

($ in thousands)	Balance
Commercial and industrial	$15,153
Construction, development & other land loans	13,025
Commercial real estate - owner occupied	93,322
Commercial real estate - non owner occupied	252,072
Multi-family real estate	24,519
Residential 1-4 family real estate	242,214
Home equity loans/lines of credit	33,257
Total	$673,562
Given that the recovery from the storm is ongoing in many impacted communities, the Company continues to evaluate possible impacts from the storm on borrowers and has reserved accordingly based upon the information available as of September 30, 2025. The Company applied increased reserve rates based upon severe economic factors to the approximately $674 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company continues to evaluate the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans was $3.5 million as of September 30, 2025, adding 5 basis points to the overall ACL as a percent of total loans, which was 1.44% as of September 30, 2025. As of December 31, 2024, the ACL on these loans was $13.0 million, adding 16 basis points to the overall ACL as a percent of total loans, which was 1.51%.
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
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$9,926	$9,860	$9,066	$11,369
Charge-offs	—		—	—
Recoveries	—		—	—
Provision for (reversal of) unfunded commitments	80	(583)	940	(2,092)
Ending balance	$10,006	$9,277	$10,006	$9,277

Index
Note 4. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	September 30, 2025			December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,600	$—	$1,600	$1,387	$213
Core deposit intangibles	57,890	39,364	18,526	57,890	35,199	22,691
Other intangibles	100	100	—	100	100	—
Total amortizable intangible assets	$59,590	$41,064	$18,526	$59,590	$36,686	$22,904
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $1.4 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $4.4 million and $5.0 million for the nine months ended September 30, 2025 and 2024.
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
Other than the expected amortization expense recognized during the nine months ended September 30, 2025, there have been no material changes to the estimated amortization expense related to amortizable intangible assets as discussed in Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The Company recorded SBA guaranteed servicing fee income of $0.7 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.
There was no impairment of SBA servicing assets at September 30, 2025 and December 31, 2024 and no significant methodology changes have been made since year end.
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance, net	$2,029	$3,003	$2,605	$3,350
Add: New servicing assets	228	315	284	858
Less: Amortization expense and impairment charges	265	358	897	1,248
Ending balance, net	$1,992	$2,960	$1,992	$2,960

Index
Note 5. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at September 30, 2025:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$765	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.22% at 9/30/25 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.32% at 9/30/25 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.41% at 9/30/25 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.58% at 9/30/25 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.69% at 9/30/25 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	6.12% at 9/30/25 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 9/30/25 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of September 30, 2025			96,089	5.97%
Unamortized discount on acquired borrowings			(3,668)
Total borrowings			$92,421
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2024:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$802	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.50% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	7.61% at 12/31/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.77% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.92% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	6.01% at 12/31/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	6.45% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 12/31/24 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of December 31, 2024			96,126	6.22%
Unamortized discount on acquired borrowings			(4,250)
Total borrowings			$91,876

Index
Note 6. Leases
The Company enters into leases in the normal course of business. As of September 30, 2025, the Company leased 13 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from April 2026 through May 2076, some of which include options for multiple five-year and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 20.8 years as of September 30, 2025 and 21.2 years as of December 31, 2024. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.41% and 3.34% as of September 30, 2025 and December 31, 2024, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheets, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheets, were $13.7 million and $14.6 million as of September 30, 2025, respectively, and were $13.8 million and $14.6 million as of December 31, 2024, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statements of income, were $0.6 million for the three months ended September 30, 2025 and 2024, and $1.9 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of September 30, 2025 are as follows:

($ in thousands)
October 1, 2025 to December 31, 2025	$450
2026	1,616
2027	1,338
2028	1,251
2029	1,196
Thereafter	15,725
Total undiscounted lease payments	21,576
Less effect of discounting	(7,014)
Present value of estimated lease payments (lease liability)	$14,562
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2025:

($ in thousands) Description of Financial Instruments	Fair Value at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$147,760	$—	$147,760	$—
Government-sponsored enterprise securities	1,738	—	1,738	—
Mortgage-backed securities	2,000,847	—	2,000,172	675
Corporate bonds	15,323	—	14,323	1,000
Total available for sale securities	$2,165,668	$—	$2,163,993	$1,675

Derivative financial assets	$3,993	$—	$3,993	$—

Presold mortgages in process of settlement	$4,032	$—	$4,032	$—

Derivative financial liabilities	$4,034	$—	$4,034	$—

Nonrecurring
Individually evaluated loans	$8,656	$—	$—	$8,656
Foreclosed real estate	44	—	—	44
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

Index
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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a non-recurring basis as of September 30, 2025.

Index
The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2025 and December 31, 2024 were as follows:

		September 30, 2025		December 31, 2024
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$138,369	$138,369	$78,596	$78,596
Due from banks, interest-bearing	Level 1	459,606	459,606	428,911	428,911
Securities held to maturity	Level 2	514,733	443,055	519,998	428,571
Total loans, net of allowance	Level 3	8,298,276	7,901,035	7,972,104	7,514,505
SBA Servicing Asset	Level 3	1,991	3,168	2,604	3,746

Demand deposits, money market and savings	Level 1	10,059,129	10,059,129	9,593,557	9,593,557
Time deposits	Level 2	822,042	819,192	936,968	933,523
Borrowings	Level 2	92,421	88,644	91,876	81,216
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
Note 8. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.7 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $163,000 and $304,000 for the three months ended September 30, 2025 and 2024, respectively, and $647,000 and $675,000 for the nine months ended September 30, 2025 and 2024, respectively.
At September 30, 2025, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of September 30, 2025, the Equity Plan had 1,828,580 shares remaining available for grant.
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
The following table presents information regarding the activity for the first nine months of 2025 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	236,951	$36.43
Granted during the period	89,798	41.84
Vested during the period	(101,184)	37.81
Forfeited or expired during the period	(5,324)	41.40
Nonvested at September 30, 2025	220,241	$37.88
Total unrecognized compensation expense as of September 30, 2025 amounted to $4.1 million with a weighted average remaining term of 2.3 years. For the nonvested awards that were outstanding at September 30, 2025, the Company expects to record $1.9 million in compensation expense in the next twelve months, $0.6 million of which is expected to be recorded in the remaining quarter of 2025.

Index
Note 9. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended September 30,
	2025			2024
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$20,363			$18,680
Less: income allocated to restricted stock	(112)			(134)
Basic EPS per common share	$20,251	41,237,874	$0.49	$18,546	40,971,520	$0.45

Diluted EPS:
Net income	$20,363	41,237,874		$18,680	40,971,520
Effect of dilutive securities	—	243,668		—	395,223
Diluted EPS per common share	$20,363	41,481,542	$0.49	$18,680	41,366,743	$0.45

	For the Nine Months Ended September 30,
	2025			2024
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$95,335			$72,664
Less: income allocated to restricted stock	(541)			(471)
Basic EPS per common share	$94,794	41,179,363	$2.30	$72,193	40,924,822	$1.76

Diluted EPS:
Net income	$95,335	41,179,363		$72,664	40,924,822
Effect of dilutive securities	—	264,273		—	369,315
Diluted EPS per common share	$95,335	41,443,636	$2.30	$72,664	41,294,137	$1.76
Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shown were as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Unrealized loss on securities available for sale	$(251,766)	$(368,055)
Tax effect	58,286	85,941
Net unrealized loss on securities available for sale	(193,480)	(282,114)

Postretirement plans asset (liability)	111	111
Tax effect	(26)	(26)
Net postretirement plans asset (liability)	85	85

Total accumulated other comprehensive income (loss)	$(193,395)	$(282,029)

Index
The following tables disclose the changes in AOCI for the three and nine months ended September 30, 2025 and 2024 (all amounts are net of tax):

	For the Three Months Ended September 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(229,603)	$85	$(229,518)
Other comprehensive income before reclassifications	14,734	—	14,734
Amounts reclassified from accumulated other comprehensive income	21,389	—	21,389
Net current period other comprehensive income	36,123	—	36,123

Ending balance	$(193,480)	$85	$(193,395)

	For the Three Months Ended September 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(315,153)	$(38)	$(315,191)
Other comprehensive income before reclassifications	60,366	—	60,366
Amounts reclassified from accumulated other comprehensive income	—	19	19
Net current period other comprehensive income	60,366	19	60,385

Ending balance	$(254,787)	$(19)	$(254,806)

	For the Nine Months Ended September 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(282,114)	$85	$(282,029)
Other comprehensive income before reclassifications	67,245	—	67,245
Amounts reclassified from accumulated other comprehensive income	21,389	—	21,389
Net current period other comprehensive income	88,634	—	88,634

Ending balance	$(193,480)	$85	$(193,395)

	For the Nine Months Ended September 30, 2024
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(307,953)	$(77)	$(308,030)
Other comprehensive loss before reclassifications	52,274	—	52,274
Amounts reclassified from accumulated other comprehensive income	892	58	950
Net current period other comprehensive (loss) income	53,166	58	53,224

Ending balance	$(254,787)	$(19)	$(254,806)
Amounts reclassified from AOCI for unrealized gain (loss) on AFS securities represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for postretirement plans asset (liability) represent

Index
amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.
Note 11. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$4,225	$4,320	$11,968	$12,327
Other service charges and fees:
Bankcard interchange income, net	2,308	2,372	7,223	7,045
Other service charges and fees	1,764	1,710	5,762	5,208
Commissions from sales of financial products	1,678	1,371	4,474	4,068
Portion of other income in-scope of ASC 606	—	—	—	312
Noninterest income (in-scope of ASC 606)	9,975	9,773	29,427	28,960
Noninterest income (out-of-scope of ASC 606)	(22,854)	3,806	(15,063)	12,116
Total noninterest income	$(12,879)	$13,579	$14,364	$41,076
There have been no material changes from the Company's revenue streams accounted for under ASC 606 as discussed in Note 20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Note 12. Segment Reporting
The Company is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary, the Bank. As a community focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products or the provision of financial advice to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.
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
Depreciation expense amounted to $1.6 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and $5.1 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense is recorded in Occupancy and equipment expense on the Consolidated Statements of Income.

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Highlights of the results for the third quarter and year-to-date period of 2025 are presented below. Refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following.
Overview and Highlights for the Three Months Ended September 30, 2025
We earned net income of $20.4 million, or $0.49 diluted EPS, during the third quarter of 2025 compared to net income of $18.7 million, or $0.45 diluted EPS, for the third quarter of 2024. The $19.4 million increase in net interest income in the third quarter of 2025 from the like quarter was driven primarily by a higher yield on interest earning assets and a lower cost of funds, both of which were driven by the overall interest rate environment throughout the past year. Adjusting for the impact of the $27.9 million loss related to a securities loss-earnback transaction, our adjusted net income, which is a non-GAAP financial measure, was $41.8 million, or $1.01 per diluted share, for the third quarter of 2025. The results for the third quarter of 2025 also include a $4.0 million reduction to the potential impacts to the allowance for credit losses from Hurricane Helene ($3.1 million after-taxes or $0.07 per diluted share).
•Net interest income for the third quarter of 2025 was $102.5 million, a 23.4% increase from the $83.0 million recorded in the third quarter of 2024. The increase in net interest income from the like quarter was driven by higher yields on earning assets and lower cost of funds.
•Net interest margin ("NIM") increased 58 basis points to 3.46% in the third quarter of 2025 from 2.88% in the third quarter of 2024 as a result of the higher yields on loans and securities and lower cost of funds.
•We remained well-capitalized by all regulatory standards. Risk-based capital ratios contracted during the quarter with a total common equity Tier 1 ratio of 14.35%, Tier 1 risk-based capital ratio of 15.14% and total risk-based capital ratio of 16.58% at September 30, 2025, all down slightly from September 30, 2024. The decreases during the quarter were driven by loan growth, which carries a higher risk weight than short term investments.
•The provision for credit losses for the third quarter of 2025 was $3.4 million, driven by loan growth and $3.0 million of net charge-offs, partially offset by a $4.0 million reduction in the incremental allowance for credit losses related to potential exposure from Hurricane Helene.
•Noninterest income for the three months ended September 30, 2025 totaled a negative $12.9 million, reflecting a decline from the $13.6 million for the comparable prior year period, primarily from the $27.9 million securities loss, related to a securities loss-earnback transaction that took place in the third quarter of 2025.
•Noninterest expense of $60.2 million increased $0.4 million, or 0.6%, for the quarter ended September 30, 2025 from the prior year. The increase is attributable to a $0.4 million increase in personnel costs resulting from increased incentives and commissions driven by improved performance.
See the discussion and reconciliations of net income and diluted EPS to adjusted net income and adjusted diluted EPS for the quarter ended September 30, 2025 in the Overview and Highlights for the Nine Months Ended September 30, 2025 section below.
Overview and Highlights for the Nine Months Ended September 30, 2025
We earned net income of $95.3 million, or $2.30 diluted EPS, during the nine months ended September 30, 2025 compared to net income of $72.7 million, or $1.76 diluted EPS, for the nine months ended September 30, 2024. Adjusting for the impact of the $27.9 million loss related to the loss-earnback transaction, our adjusted net income was $116.8 million, or $2.82 per diluted share, for the nine months ended September 30, 2025.
The results for the nine months ended September 30, 2025 also include a $9.5 million reduction to the potential impacts to the allowance for credit losses from Hurricane Helene ($7.3 million after-taxes or $0.18 per diluted share).
•Net interest income for the nine months ended September 30, 2025 was $292.0 million, a 20.0% increase from the $243.4 million recorded for the comparable period of 2024. The increase in net interest income was driven by higher yields on interest earning assets and lower cost of funds.

Index
•NIM increased 51 basis points to 3.34% for the nine months ended September 30, 2025 from 2.83% for the nine months ended September 30, 2024 as a result of the higher yields on loans and securities and lower cost of funds as well as the repayment of short-term borrowings which contributed to the reduced cost of funds from the prior period.
• For the nine months ended September 30, 2025, the Company recorded $6.8 million in provision for credit losses as compared to $15.9 million for the nine months ended September 30, 2024. The higher provision in 2024 was significantly impacted by the $13.0 million provision related to Hurricane Helene. The provision for credit losses in 2025 was significantly impacted by loan growth in 2025, net charge off activity of $7.5 million, partially offset by a $9.5 million reduction in the incremental provision related to potential exposure from Hurricane Helene. The 2024 provision was dampened by lower loan balances as of September 30, 2024.
•Noninterest income for the nine months ended September 30, 2025 totaled $14.4 million, a decrease of $26.7 million, from the comparable period of 2024 primarily related to the $27.9 million securities loss resulting from the securities loss-earnback transaction that took place in the third quarter of 2025.
•Noninterest expense decreased $0.2 million to $177.1 million for the nine months ended September 30, 2025 as compared to the prior year period, primarily driven by a $1.2 million decrease in Other operating expenses and a $0.7 million decrease in Intangible amortization expense, partially offset by an increase in Personnel expenses of $1.9 million arising from increased salaries and wages.
Adjusted net income and adjusted diluted EPS are non-GAAP financial measures that exclude the effect of the $27.9 million securities loss resulting from the securities loss-earnback transaction for the three and nine months ended September 30, 2025, respectively, from the GAAP basis net income and diluted EPS for those periods. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The following table reconciles net income and diluted EPS to adjusted net income and adjusted diluted EPS for the three and nine ended September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$20,363	$18,680	$95,335	$72,664
Impact of loss-earnback
Securities loss from loss-earnback	27,905	—	27,905	—
Less, tax impact	(6,472)	—	(6,472)	—
After-tax impact of loss-earnback	21,433	—	21,433	—

Adjusted net income	$41,796	$18,680	$116,768	$72,664

Weighted average shares outstanding - diluted	41,481,542	41,366,743	41,443,636	41,294,137

EPS - diluted	$0.49	$0.45	$2.30	$1.76
Adjusted EPS - diluted	$1.01	$0.45	$2.82	$1.76
Total assets were $12.8 billion at September 30, 2025, a 5.0% increase from December 31, 2024. The increase was driven primarily by deposit growth generating investable funds that were deployed in interest-bearing cash, securities and loan balances. The primary balance sheet changes are presented below.
•Total cash and cash equivalents amounted to $598.0 million at September 30, 2025, representing a $90.5 million, or 17.8%, increase from December 31, 2024. Noninterest-bearing cash comprised $59.8 million of this increase.

Index
•AFS securities increased $122.6 million, or 6.0%, during the nine months ended September 30, 2025. During the third quarter of 2025, as part of a securities loss-earnback transaction in the securities portfolio, $194.3 million of securities were sold at a loss of $27.9 million and $167.4 million of securities were purchased, with a weighted average yield of 4.83%.
•Total loans amounted to $8.4 billion at September 30, 2025, reflecting an increase of $324.5 million, or 4.0%, from December 31, 2024.
•Total deposits were $10.9 billion at September 30, 2025, an increase of $350.6 million, or 3.33%, from December 31, 2024. Deposit growth during the period was split between noninterest-bearing deposits, which saw an increase of $212.9 million, and interest-bearing deposits, which increased $137.7 million.
•Credit quality continued to be strong at September 30, 2025, with NPAs of 0.31% of total assets as of September 30, 2025, up 1 basis point from 0.30% at December 31, 2024.
•Our on-balance sheet liquidity ratio was 18.2% at September 30, 2025. Available off-balance sheet sources totaled $2.5 billion at quarter end, resulting in a total liquidity ratio of 35.3%.
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

Index
RESULTS OF OPERATIONS
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (primarily loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowed funds). Changes in the net interest income are the result of changes in volume and the net interest spread which affects NIM. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. NIM refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest income is also influenced by external factors such as local economic conditions, competition for loans and deposits, and market interest rates.
Net Interest Income for the Three Months Ended September 30, 2025
Net interest income for the third quarter of 2025 amounted to $102.5 million, an increase of $19.4 million, or 23.4%, from the $83.0 million recorded in the third quarter of 2024. The increase was primarily driven by higher yields on interest-earning assets and lower cost of funds.
For the third quarter of 2025, average interest-earning assets increased $304.8 million, or 2.7%, from the comparable period of the prior year, with average loans and taxable securities growing $277.9 million and $143.8 million, respectively while average short term investments contracted by $112.7 million.
The cost of interest bearing deposits decreased 41 basis points from the third quarter of 2024 to the third quarter of 2025, with the biggest decrease coming from the cost of Money market deposits, which declined $3.2 million and the cost of Other time deposits, which declined $1.7 million.
These changes resulted in the 58 basis point improvement in our NIM (see discussion below) from the like quarter to 3.46% for the third quarter of 2025.

Index
The following table presents an analysis of net interest income for the third quarter of 2025 and 2024:

Average Balances and Net Interest Income Analysis
	Three Months Ended September 30,
	2025			2024
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,297,643	$118,822	5.69%	$8,019,730	$111,076	5.51%
Taxable securities	2,637,711	17,571	2.66%	2,493,924	10,779	1.73%
Non-taxable securities	286,750	1,114	1.56%	290,939	1,116	1.53%
Short-term investments, primarily interest-bearing cash	571,922	6,693	4.64%	684,634	8,438	4.90%
Total interest-earning assets	11,794,026	144,200	4.86%	11,489,227	131,409	4.56%

Cash and due from banks	149,771			84,060
Premises and equipment	141,858			146,448
Other assets	554,361			406,878
Total assets	$12,640,016			$12,126,613

Liabilities
Interest-bearing checking	$1,403,683	$2,420	0.68%	$1,393,611	$2,688	0.77%
Money market deposits	4,510,662	31,674	2.79%	4,173,884	34,878	3.32%
Savings deposits	535,464	267	0.20%	552,721	315	0.23%
Other time deposits	514,143	3,029	2.34%	622,752	4,728	3.02%
Time deposits >$250,000	328,207	2,645	3.20%	390,208	3,811	3.89%
Total interest-bearing deposits	7,292,159	40,035	2.18%	7,133,176	46,420	2.59%
Short-term borrowings	785	1	0.49%	6,364	80	5.01%
Long-term borrowings	91,564	1,675	7.26%	90,786	1,866	8.17%
Total interest-bearing liabilities	7,384,508	41,711	2.24%	7,230,326	48,366	2.66%

Noninterest-bearing checking	3,550,499			3,376,061
Other liabilities	133,905			75,197
Shareholders’ equity	1,571,104			1,445,029
Total liabilities and shareholders’ equity	$12,640,016			$12,126,613

Net yield on interest-earning assets and net interest income		$102,489	3.46%		$83,043	2.88%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$102,828	3.47%		$83,765	2.91%

Interest rate spread			2.62%			1.90%

Average prime rate			7.46%			8.43%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and net deferred loan (cost)/fee amortization in the amounts of $(0.3) million, and $(0.4) million for three months ended September 30, 2025 and 2024, respectively.
(2)   Includes accretion of discount on acquired loans of $1.6 million and $2.0 million for three months ended September 30, 2025 and 2024, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the growth in earning assets, the yield on those assets and a decrease in the cost of liabilities drove the expansion in NIM and net interest income.
•Net interest income for the third quarter of 2025 was $102.5 million, an increase of $19.4 million from the like quarter. The increase in net interest income was primarily driven by our focused efforts to increase interest-earning assets and to manage deposit costs after the rate cuts by the Federal Reserve between September and December of 2024, which saw the federal funds rate fall 100 basis points and an additional rate cut of 25 basis points in September 2025. We also focused on increasing loan yields as new originations were at higher rates than older loans. Further, securities yields increased as a result of the loss-earnback transactions in the fourth quarter of 2024 and the third quarter of 2025 along with continued paydowns and payoffs on lower-yielding bonds.
•The Company’s NIM for the third quarter of 2025 was 3.46%, an increase of 58 basis points from the like quarter. Within interest-earning assets, the securities loss-earnback transactions during the fourth quarter of 2024 and the third quarter of 2025 resulted in an increase of 84 basis points on the yield on total securities as compared to the like quarter. In addition, loan yields increased 18 basis points to 5.69%. Following the rate cuts by the Federal Reserve in late 2024 and third quarter of 2025, the rate on interest-bearing deposits fell 41 basis points from the like quarter to the third quarter of 2025.
•Average loan volumes for the three months ended September 30, 2025 were $277.9 million higher than the same period in 2024. In addition, interest rates on loans increased 18 basis points to 5.69% for the third quarter of 2025, resulting in an increase in interest income on loans of $7.7 million.
•Due to the impact of the aforementioned Federal Reserve rate cuts in 2024 and 2025 and the resulting decreased market rates partially offset by higher average balances, deposit interest expense for the three months ended September 30, 2025 decreased $6.4 million compared to the same period in 2024. Average interest-bearing deposit balances increased $159.0 million while rates on those deposits decreased 41 basis points as compared to the like quarter. Average money market deposits increased $336.8 million while the rate on those deposits fell 53 basis points, accounting for $3.2 million of the decrease in interest expense. Average Other time deposits contracted $108.6 million while the rate on those deposits fell 68 basis points, resulting in a $1.7 million decrease in interest expense on these deposits.
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

	For the Three Months Ended September 30,
($ in thousands)	2025	2024
Net interest income, as reported	$102,489	$83,043
Tax-equivalent adjustment	339	722
Net interest income, tax-equivalent	$102,828	$83,765
Net interest margin, as reported	3.46%	2.88%
Net interest margin, tax-equivalent	3.47%	2.91%
Net Interest Income for the Nine Months Ended September 30, 2025
Net interest income for the nine months ended September 30, 2025 amounted to $292.0 million, an increase of $48.6 million, or 20.0%, from the $243.4 million recorded in the nine months ended September 30, 2024. As described above, the rate cuts by the Federal Reserve in the second half of 2024 and third quarter of 2025 affected market rates which had resulting impacts on the rates we paid or received in 2024 and 2025. Similar to the impact during the three months ended September 30, 2025, the increase for the nine months ended September 30, 2025 was also driven by lower cost of funds, and increased yields on interest-earning assets. Our NIM increased to

Index
3.34% for the nine months ended September 30, 2025 from 2.83% for the nine months ended September 30, 2024 as discussed further below.

Index
The following table presents an analysis of net interest income for the nine months ended September 30, 2025 and 2024.

Average Balances and Net Interest Income Analysis
	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,198,263	$342,286	5.58%	$8,064,480	$331,346	5.49%
Taxable securities	2,654,737	49,952	2.51%	2,633,093	34,798	1.76%
Non-taxable securities	287,826	3,346	1.55%	292,056	3,350	1.53%
Short-term investments, primarily interest-bearing cash	527,322	18,017	4.57%	490,782	17,351	4.72%
Total interest-earning assets	11,668,148	$413,601	4.74%	11,480,411	386,845	4.50%

Cash and due from banks	145,593			86,514
Premises and equipment	142,333			149,073
Other assets	487,172			381,806
Total assets	$12,443,246			$12,097,804

Liabilities
Interest bearing checking	$1,423,164	$7,343	0.69%	$1,398,137	$7,472	0.71%
Money market deposits	4,403,000	90,801	2.76%	3,961,707	95,102	3.21%
Savings deposits	537,790	759	0.19%	571,730	940	0.22%
Other time deposits	535,515	9,470	2.36%	689,941	16,237	3.14%
Time deposits >$250,000	342,011	8,186	3.20%	372,561	10,548	3.78%
Total interest-bearing deposits	7,241,480	116,559	2.15%	6,994,076	130,299	2.49%
Short-term borrowings	809	4	0.74%	183,653	7,114	5.17%
Long-term borrowings	91,362	4,990	7.30%	96,717	6,000	8.29%
Total interest-bearing liabilities	7,333,651	121,553	2.22%	7,274,446	143,413	2.63%

Noninterest bearing checking	3,483,214			3,346,669
Other liabilities	102,828			76,922
Shareholders’ equity	1,523,553			1,399,767
Total liabilities and shareholders’ equity	$12,443,246			$12,097,804

Net yield on interest-earning assets and net interest income		$292,048	3.34%		$243,432	2.83%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$293,035	3.35%		$245,618	2.87%

Interest rate spread			2.52%			1.87%

Average prime rate			7.49%			8.48%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan (cost)/fee amortization (including deferred PPP fees), in the amounts of $(0.9) million, and $(1.3) million for nine months ended September 30, 2025 and 2024, respectively.
(2) Includes accretion of discount on acquired loans of $4.8 million and $6.7 million for nine months ended September 30, 2025 and 2024, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the expansion in NIM, coupled with higher earning asset volumes, drove the increase in net interest income.
•After substantial increases occurring in 2022 and 2023, during the second half of 2024, the Federal Reserve decreased the fed funds rate a total of 100 basis points. Coupled with the 0.25% decrease late in the third quarter of 2025, the fed funds rate has seen a 75 basis points decrease between September 2024 and September 2025. The average prime rate was 7.49% for the nine months ended September 30, 2025, compared to 8.48% for the prior year period. During much of 2024, the market yield curve was inverted, while during 2025, the yield curve has been positively sloping beyond three years, although longer term treasury rates are still fairly close to fed funds rates.
•Average loan volumes for the nine months ended September 30, 2025 were $133.8 million higher than the same period in 2024 due to organic loan growth. In addition, interest rates on loans increased 9 basis points to 5.58% for the nine months ended September 30, 2025, collectively resulting in an increase in loan interest income of $10.9 million.
•Due to lower market rates and a shift from higher costing deposits to lower costing deposits, partially offset by an overall growth of deposits, interest expense on deposits for the nine months ended September 30, 2025 decreased $13.7 million compared to the same period in 2024. Average total interest-bearing deposit balances increased $247.4 million while rates on those deposits decreased 34 basis points as compared to the prior year. Within this population, average balances on Money market deposits increased $441.3 million while rates on those accounts decreased 45 basis points as compared to the prior year, both resulting in a $4.3 million decrease in interest expense. Average balances on Other time deposits decreased $154.4 million and rates on these accounts decreased 78 basis points as compared to the prior year, collectively resulting in a $6.8 million decrease in interest expense.
•Interest expense on borrowings decreased $8.1 million for the nine months ended September 30, 2025 as compared to the same period in 2024 due to the $188.2 million decrease in the average volume of borrowings between periods, partially offset by a 99 basis point increase in the rates on total borrowings. The lower balances were due in large part to a decreased reliance on short-term borrowings as deposit growth provided additional liquidity. The remaining borrowings are longer term in nature and generally carry higher interest rates than those that were paid off.
•NIM increased 51 basis points between the comparable periods resulting from higher interest-earning asset balances and yields, lower rates on interest bearing deposits and lower average balances on borrowings, partially offset by higher deposit average balances higher rates on borrowings.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM to NIM-T/E.

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024
Net interest income, as reported	$292,048	$243,432
Tax-equivalent adjustment	987	2,186
Net interest income, tax-equivalent	$293,035	$245,618
Net interest margin, as reported	3.34%	2.83%
Net interest margin, tax-equivalent	3.35%	2.87%

Index
Our NIM for all periods presented benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest income – increased by accretion of loan discount on acquired loans	$1,584	$2,003	$4,830	$6,743
Total interest income impact	1,584	2,003	4,830	6,743
Interest expense – increased by discount accretion of deposits	(77)	(174)	(282)	(681)
Interest expense – increased by discount accretion of borrowings	(197)	(193)	(582)	(572)
Total net interest expense impact	(274)	(367)	(864)	(1,253)
Total impact on net interest income	$1,310	$1,636	$3,966	$5,490
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural reduction in outstanding balance of acquired loans.
At September 30, 2025 and 2024, unaccreted loan discounts on purchased loans amounted to $10.1 million and $17.3 million, respectively. The portfolio acquired with the GrandSouth Bancorporation acquisition on January 1, 2023 comprised the majority of the remaining unaccreted loan discount.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans for which the guaranteed portion was sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At September 30, 2025 and 2024, the unaccreted loan discounts on SBA loans amounted to $2.3 million and $3.3 million, respectively.
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
The provision for credit losses was $3.4 million and $14.2 million for the three months ended September 30, 2025 and 2024, respectively, and $6.8 million and $15.9 million for the nine months ended September 30, 2025 and 2024, respectively. The higher provision in 2024 primarily resulted from the $13.0 million provision related to Hurricane Helene.
The provision for loan losses for the third quarter of 2025 included $4.0 million reversal specifically attributed to Hurricane Helene and totaled $3.4 million as compared to $14.8 million for the third quarter of 2024, when the higher provision was primarily due to the $13.0 million provision specifically attributed to Hurricane Helene.
The provision for unfunded commitments reflected an expense of $0.1 million and a reversal of $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and an expense of $0.9 million and a reversal of $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $674 million of loans outstanding. The Company continues to evaluate possible impacts from the storm and has reserved accordingly based upon the information available at each reporting period since September 30, 2024. The Company applied increased reserve rates based upon severe economic factors to the approximately $674 million of loans in the path of Helene. Additionally, the

Index
Company performed an evaluation of the largest commercial loans in its impacted markets and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm The incremental reserve related to the potential exposure from Hurricane Helene added 0.05% to the ACL as of September 30, 2025.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Total noninterest income for the three months ended September 30, 2025 was negative $12.9 million, reflecting the inclusion of the $27.9 million loss on securities. Excluding the loss on securities, noninterest income totaled $15.0 million during the third quarter of 2025, a 10.7% increase from the $13.6 million recorded for the three months ended September 2024. As compared to the third quarter of 2024, Other service charges - other increased $0.9 million and Other Income increased $0.8 million.
For the nine months ended September 30, 2025 and 2024, total noninterest income was $14.4 million and $41.1 million, respectively. Adjusting for the loss on securities, noninterest income totaled $42.3 million and $42.2 million for the nine months ended September 30, 2025 and 2024, respectively. For the year to date periods, a $2.3 million decrease in SBA loan sale gains was offset by a $2.2 million increase Other service charges - other.
Details of the more significant components of noninterest income are presented in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Service charges on deposit accounts	$4,225	$4,320	$11,968	$12,327
Other service charges and fees - bankcard interchange income, net	2,308	2,372	7,223	7,045
Other service charges and fees - other	4,047	3,183	11,610	9,394
Presold mortgage loan fees and gains on sale	471	690	1,236	1,616
Commissions from sales of financial products	1,678	1,371	4,474	4,068
SBA loan sale gains	869	1,108	1,072	3,339
Bank-owned life insurance income	1,289	1,205	3,738	3,548
Securities losses, net	(27,905)	—	(27,905)	(1,161)
Other income, net	139	(670)	948	900
Total noninterest income	$(12,879)	$13,579	$14,364	$41,076
Noninterest Expenses
Total noninterest expenses totaled $60.2 million and $59.9 million for the three months ended September 30, 2025 and 2024, respectively, and $177.1 million and $177.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Noninterest expense increased $0.4 million, or 0.6%, in the third quarter of 2025 compared to the prior year.
For the nine months ended September 30, 2025, total noninterest expenses decreased $0.2 million, or 0.1%. This was primarily attributable a $0.8 million decrease in Professional fees, a $0.7 million decrease in Intangible amortization expense and a $0.5 million decrease in Credit card rewards and other bankcard expenses, partially offset by a $1.9 million increase in Total personnel expense and a $0.7 million increase in Data processing expense.

Index
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Salaries, incentives and commissions expense	$31,065	$29,955	$88,731	$85,406
Employee benefit expense	5,751	6,495	18,033	19,467
Total personnel expense	36,816	36,450	106,764	104,873
Occupancy and equipment expense	5,145	4,884	15,532	15,835
Credit card rewards and other bankcard expenses	1,477	1,813	4,170	4,670
Telephone and data lines	941	727	2,933	2,557
Software licenses and other software costs	1,986	1,942	5,729	5,928
Data processing expense	2,518	2,275	7,319	6,581
Professional fees	1,399	1,479	3,873	4,694
Advertising and marketing	806	828	2,521	2,895
Non-credit losses	491	942	2,252	2,248
FDIC insurance costs	2,046	1,442	4,868	5,099
Corporate insurance costs	570	558	1,647	1,728
Intangibles amortization expense	1,394	1,613	4,378	5,041
Foreclosed property (gains) losses, net	40	(61)	81	(214)
Other operating expenses	4,582	4,958	15,020	15,393
Total noninterest expense	$60,211	$59,850	$177,087	$177,328
Income Taxes
We recorded income tax expense of $5.6 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 21.6% and 17.2% for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we recorded tax expense of $27.2 million and $18.6 million, resulting in effective tax rates of 22.2% and 20.4%, respectively.
FINANCIAL CONDITION
Total assets at September 30, 2025 amounted to $12.8 billion, a $602.6 million, or 5.0%, increase from December 31, 2024 and was primarily related to higher loans, AFS securities and interest-bearing cash.
Total loans at September 30, 2025 were $8.4 billion, an increase of $324.5 million, or 4.0%, from December 31, 2024. The mix of our loan portfolio remained substantially the same at September 30, 2025 as compared to December 31, 2024. Note 3 to the consolidated financial statements presents additional detail regarding our mix of loans. At September 30, 2025, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 6.2% of the total portfolio at September 30, 2025, with the largest loan being $33.0 million and the average outstanding loan balance being $1.4 million. Non-owner occupied office loans were generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at September 30, 2025.
Total investment securities were $2.7 billion at September 30, 2025, an increase of $117.3 million from December 31, 2024. During the nine months ended September 30, 2025, the Company purchased $353.7 million and sold $194.3 million of investment securities. A securities loss-earnback transaction occurred during the third quarter of 2025 in which $194.3 million of securities were sold at a loss of $27.9 million and $167.4 million of securities were purchased, with a weighted average yield of 4.83%.
The composition of our investment portfolio remained substantially the same at September 30, 2025 as at December 31, 2024, with the exception of U.S. Treasuries and Mortgage-backed securities, which increased due to the aforementioned purchases and securities loss-earnback transaction, partially offset by paydowns.
The unrealized loss on AFS securities totaled $251.8 million at September 30, 2025. Refer to Note 2 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category. We evaluated the unrealized losses on individual securities at September 30, 2025 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality

Index
concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $10.9 billion at September 30, 2025, an increase of $350.6 million, or 3.3%, from December 31, 2024. Brokered deposits decreased from year-end.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily Noninterest-bearing checking accounts and Money market accounts. Our deposit mix has remained relatively consistent and has not changed significantly.

	September 30, 2025		December 31, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,580,560	33%	$3,367,624	32%
Interest-bearing checking accounts	1,418,378	13%	1,398,395	13%
Money market accounts	4,527,728	41%	4,285,405	41%
Savings accounts	532,462	5%	542,133	5%
Other time deposits	504,942	5%	566,514	5%
Time deposits >$250,000	312,255	3%	360,854	4%
Total customer deposits	10,876,325	100%	10,520,925	100%
Brokered deposits	4,845	—%	9,600	—%
Total deposits	$10,881,170	100%	$10,530,525	100%
As of September 30, 2025, the estimated insured deposits totaled $6.5 billion, or 59.7% of total deposits, while approximately $4.4 billion of the Company's total deposits were uninsured. In addition to insured deposits, there were deposits with a balance totaling $682.7 million at September 30, 2025 which were collateralized by investment securities such that approximately 66.0% of our total deposits were insured or collateralized at that date.
Nonperforming Assets
NPAs are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Nonperforming assets
Nonaccrual loans	$37,289	$31,779
Accruing loans >90 days past due	—	—
Total nonperforming loans	37,289	31,779
Foreclosed real estate	1,718	4,965
Total nonperforming assets	$39,007	$36,744

Asset Quality Ratios
Nonperforming loans to total loans	0.44%	0.39%
Nonperforming assets to total loans and foreclosed properties	0.46%	0.45%
Nonperforming assets to total assets	0.31%	0.30%
Allowance for credit losses to total loans	1.44%	1.51%
Allowance for credit losses to nonperforming loans	324.35%	385.70%
As shown in the table above, total NPAs at September 30, 2025 increased to $39.0 million from year end and related primarily to the $5.5 million increase in Nonaccrual loans, partially offset by the $3.2 million decrease in Foreclosed real estate.
Commercial real estate - owner occupied is the largest category of nonaccrual loans, at $12.7 million, or 34.0%, followed by Commercial and industrial at $10.0 million, or 26.9%. Included in various loan categories are nonaccrual SBA loans totaling $16.0 million at September 30, 2025, or 42.8% of total nonaccrual loans, and which have $7.3 million in guarantees from the SBA.
As reflected in Note 3 to the accompanying consolidated financial statements, total classified loans decreased 10.1% to $59.1 million at September 30, 2025 compared to $65.8 million at December 31, 2024. The decrease

Index
resulted primarily from improvements in Commercial real estate - non owner occupied loans of $8.8 million, partially offset by increases in Commercial real estate - owner occupied loans of $1.6 million and Residential 1-4 family real estate of $1.1 million. Special mention loans decreased 31.10% to $25.6 million at September 30, 2025 compared to $37.1 million at December 31, 2024. The majority of the decrease was attributable to Commercial real estate - non owner occupied loans, which decreased $5.6 million, Commercial real estate - owner occupied loans, which decreased $3.4 million and Commercial and Industrial loans, which decreased $1.4 million.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $120.9 million at September 30, 2025 compared to $122.6 million at December 31, 2024. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model. As discussed previously in the "Provision for Credit Losses and Provision for Unfunded Commitments" section, much of the change to the level of ACL during the period ended September 30, 2025 was primarily related to the releases of $4.0 million and $9.5 million of the credit reserves arising from Hurricane Helene during the three and nine months ended September 30, 2025, respectively. The ACL as a percent of loans at September 30, 2025 was 1.44%, 5 basis points of which was attributable to the potential impact from Hurricane Helene.
Within the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene, the Company identified borrowers with approximately $674 million of loans outstanding. The following is a summary of the categories of those loans outstanding as of September 30, 2025:

($ in thousands)	Balance
Commercial and industrial	$15,153
Construction, development & other land loans	13,025
Commercial real estate - owner occupied	93,322
Commercial real estate - non owner occupied	252,072
Multi-family real estate	24,519
Residential 1-4 family real estate	242,214
Home equity loans/lines of credit	33,257
Consumer loans	—
Total	$673,562
Given that the recovery from the storm is ongoing in many impacted communities, the Company continues to evaluate possible impacts from the storm on borrowers and has reserved accordingly based upon the information available as of September 30, 2025. The Company applied increased reserve rates based upon severe economic factors to the approximately $674 million of loans in the most impacted path of Hurricane Helene. Additionally, the Company evaluated the largest commercial loans in that area and applied incremental reserves to those loans that were suspected of having higher potential property damage or economic impact from the storm. Due to the potential exposure from Hurricane Helene, the ACL on these impacted loans was $3.5 million as of September 30, 2025, adding 5 basis points to the overall ACL as a percent of total loans.
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

Index
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024	Nine Months Ended September 30, 2024
Loans outstanding at end of period	$8,419,224	$8,094,676	$8,013,538
Average amount of loans outstanding	8,198,263	8,046,681	8,064,480
Allowance for credit losses, at period end	120,948	122,572	122,718

Total charge-offs	(9,524)	(9,587)	(7,460)
Total recoveries	2,070	3,555	2,292
Net charge-offs	$(7,454)	$(6,032)	$(5,168)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.12%	0.07%	0.09%
Allowance for credit losses as a percent of loans at end of period	1.44%	1.51%	1.53%
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
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $10.0 million and $9.1 million at September 30, 2025 and December 31, 2024, respectively, is classified on the consolidated balance sheets within "Other liabilities." The increase in the level of the allowance between periods was driven by an increase in balances of available lines of credit during the nine months ended September 30, 2025.
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

Index
At September 30, 2025, the Company had the following sources of readily available borrowing capacity:
•A $1.4 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of September 30, 2025, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $2.3 billion and the Company's FHLB stock totaling $8.6 million. $0.8 million was outstanding on the line of credit at September 30, 2025 and December 31, 2024;
~~•~~Federal funds lines of credit with correspondent banks totaling $265.0 million which allow the Company to purchase federal funds on an overnight, unsecured basis. No borrowings were outstanding at September 30, 2025 or December 31, 2024; and
•A line of credit of approximately $776.3 million through the Federal Reserve's discount window borrowing program, which was secured at September 30, 2025 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding those secured by real estate collateral) totaling approximately $321.2 million and specific investment securities with a carrying value of $666.8 million. No borrowings were outstanding at September 30, 2025 or December 31, 2024.
Our overall on-balance sheet liquidity ratio was 18.2% at September 30, 2025 compared to 17.6% at December 31, 2024. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.5 billion in available lines of credit, was 35.3% as of September 30, 2025. Not included in these ratios are the readily available sources of funds through brokered deposits. As of September 30, 2025, our brokered deposits availability was $1.9 billion per our internal policy.
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
We do not engage in significant derivatives activities. However, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At September 30, 2025, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
At September 30, 2025, as shown in the table below, we were well-capitalized. The capital ratios at September 30, 2025 decreased slightly as compared to 2024 year end ratios. The decreases during the period were driven by loan growth, which carries a higher risk weight than short term investments. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	September 30, 2025	December 31, 2024	Minimum required
Risk-based capital ratios:
Common equity Tier 1 ratio	14.35%	14.35%	7.00%

Tier I capital ratio	15.14%	15.17%	8.50%

Total risk-based capital ratio	16.58%	16.63%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.18%	11.15%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2025, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets, which is a non-GAAP financial measure. TCE divided by tangible assets excludes the effect of goodwill and other intangible assets, net of related taxes from the GAAP basis total shareholders’ common equity and GAAP basis total assets. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The TCE ratio was 9.12% at September 30, 2025 compared to 8.22% at December 31, 2024.
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	September 30, 2025	December 31, 2024
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,603,323	$1,445,611
Less: Goodwill and other intangibles, net of related taxes	(484,623)	(487,660)
TCE	$1,118,700	$957,951
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,750,263	$12,147,694
Less: Goodwill and other intangibles, net of related taxes	(484,623)	(487,660)
Tangible assets	$12,265,640	$11,660,034
TCE divided by Tangible Assets	9.12%	8.22%

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
The Company did not complete any share repurchases during the three months ended September 30, 2025. The dollar value of shares that may yet be repurchased under the program was $39.0 million as of September 30, 2025.
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
Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates in both a "shocked" instantaneous move and a "ramped" move of rates. Interest rates on different asset and liability accounts move differently when the Federal Reserve changes rates and such assumptions are reflected in the different rate scenarios. The model is one tool used by management to evaluate risk and responses to economic changes and does not take into account any future actions that management may take to mitigate the impact of interest rate changes, and it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk.
As of September 30, 2025, the net interest income sensitivity indicated an asset sensitive position to net interest income from immediate parallel rate shifts in both rising and falling rates over a one year period with an increase of 4.6% in +200 rate scenario, an increase of 3.8% in +100 rate scenario, a decrease of 2.0% in -100 scenario and a decrease of 4.2% in a -200 rate scenario. These scenarios assume an immediate change in rates and no change in the shape of the yield curve, which as previously described remains relatively flat. Management also evaluates a steepening of the yield curve in rate reduction scenarios. For a -100 rate scenario, net interest income would increase by 1.5% and for a -200 rate scenario, net interest income would decrease by 1.8%. As economic conditions and interest rates change over time, management proactively manages the rates earned on assets and the rates paid on liabilities as well as the mix and volume of our balance sheet. The above scenarios do not reflect the potential actions of management to actively manage net interest margin and earnings.
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
As of September 30, 2025, the Company’s economic value of equity ("EVE") generally declines in rising rate scenarios and improves in falling rate scenarios. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-backed securities as compared to a higher proportion of deposits having variable rates. In addition to impacts on market values from changes in interest rates, fixed rate loans and securities tend to prepay more quickly in lower rate environments and prepay more slowly in rising rate environments, leading to impacts on their relative valuation in the EVE calculation. As of September 30, 2025, the impact of increasing rates on EVE were -3.0% in +100 rate scenario and -9.9% in +200 rate scenario, compared to +2.5% in -100 rate scenario and +1.4% in -200 rate scenario.
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

Index
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
Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025 were effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended September 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 101 North Spring Street, Greensboro, North Carolina, 27401.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 7, 2025	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 7, 2025	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

November 7, 2025	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer