Form 10-K
period 2025-12-31
FIRST BANCORP /NC/
filed 2026-02-25
CIK 811589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Commission File Number 0-15572
FIRST BANCORP
(Exact Name of Registrant as Specified in its Charter)

North Carolina			56-1421916
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)

205 SE Broad St.,	Southern Pines,	North Carolina	28387
(Address of Principal Executive Offices)			(Zip Code)

(Registrant's telephone number, including area code)			(910)	246-2500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FBNC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No
The aggregate market value of the Common Stock, no par value, held by non-affiliates of the registrant, based on the closing price of the Common Stock as of June 30, 2025 as reported by The NASDAQ Global Select Market, was approximately $1,795,079,000.
The number of shares of the registrant’s Common Stock outstanding on February 17, 2026 was 41,477,259.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III.

CROSS REFERENCE INDEX
FORM 10-K
*    Information called for by Part III (Items 10 through 14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2026.

MD&A and Financial Statement References

In this Report: "2025 MD&A" and "2025 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (inclusive of Glossary of Terms and Acronyms below), appearing in Item 7 within Part II of this Report; and, "2025 Financial Statements" and "2025 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this Report.

Glossary of Terms and Acronyms
The following terms and acronyms may be used throughout this Report, with the exception of Item 8.

ACL	Allowance for credit losses	FDM	Financial Difficulty Modifications
AFS	Available for sale	Federal Reserve	Board of Governors of the Federal Reserve System
AML	The Anti-Money Laundering Act of 2020	FFCB	Federal Farm Credit Bank
AOCI	Accumulated Other Comprehensive Income/Loss	FFIEC	Federal Financial Institutions Examination Council
Annual Report or Report	Annual Report on Form 10-K	FHLB	Federal Home Loan Bank
ASC	FASB Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASC 326	FASB ASC Topic 326, Financial Instruments – Credit Losses	FINCEN	Financial Crimes Enforcement Network
ASC 350	FASB ASC Topic 350, Intangibles - Goodwill and Other	FNMA	Federal National Mortgage Association
Asheville Savings	ASB Bancorp, Inc. and its subsidiary Asheville Savings Bank SSB	FOMC	Federal Open Market Committee
ASU	Accounting Standards Update	GAAP	Accounting principles generally accepted in the United States of America
ATM	Automated teller machine	GDP	Gross Domestic Product
AUC	Allowance for unfunded commitments	GLBA	Gramm-Leach-Bliley Act
Bank	First Bank	GNMA	Government National Mortgage Association
Basel III	Third Installment of the Basel Committee and Banking System Accords	GrandSouth	GrandSouth Bancorporation and its subsidiary GrandSouth Bank
BHC Act	Bank Holding Company Act of 1956, as amended	GSE	U.S. government-sponsored enterprise
Board	Board of Directors of the Company or the Bank	HTM	Held to maturity
BOLI	Bank owned life insurance	ICS	Insured Cash Sweep
BSA	Bank Secrecy Act	LIBOR	London Interbank Offered Rate
CARES Act	Coronavirus Aid, Relief, and Economic Safety Act	Magnolia Financial	Magnolia Financial, Inc.
Carolina Bank	Carolina Bank Holdings, Inc. and it subsidiary Carolina Bank	MD&A	Management’s Discussion and Analysis of Results of Operations and Financial Condition
CDARS	Certificate of Deposit Account Registry Service	NASDAQ	National Association of Securities Dealers Automated Quotations Stock Market’s Global System
CECL	Current expected credit loss model	NIM	Net interest margin
CEO	Chief Executive Officer	Non-PCD	Not Purchased Financial Assets with Credit Deterioration
CET1	Common equity tier 1	NPA(s)	Nonperforming asset(s)
CFPB	Consumer Financial Protection Bureau	NSF	Nonsufficient funds
Commissioner	North Carolina Commissioner of Banks	OFAC	Treasury's Office of Foreign Asset Control
Company	First Bancorp and its consolidated subsidiaries	Patriot Act	Uniting and Strengthening American by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism
CRA	Community Reinvestment Act of 1977	PCD	Purchased Financial Assets with Credit Deterioration
CRE	Commercial real estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flow	SBA	United States Small Business Administration
DIF	Deposit Insurance Fund of the FDIC	SBA Complete	SBA Complete, Inc.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	Securities and Exchange Commission
EPS	Earnings per share	Select	Select Bancorp, Inc. and its subsidiary Select Bank & Trust Company
Exchange Act	Securities Exchange Act of 1934, as amended	TCE	Tangible common equity
FASB	Financial Accounting Standards Board	TDR	Troubled debt restructuring
FCA	Financial Conduct Authority	Treasury	United States Department of the Treasury
FDIC	Federal Deposit Insurance Corporation	We/us/our	First Bancorp and its consolidated subsidiaries

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
PART I
Item 1. Business
General Description
The Company is the fourth largest commercial bank holding company headquartered in North Carolina. At December 31, 2025, the Company had total consolidated assets of $12.7 billion, total loans of $8.7 billion, total deposits of $10.7 billion, and shareholders’ equity of $1.7 billion. Our principal activity is the ownership and operation of the Bank, a state-chartered bank with its headquarters in Southern Pines, North Carolina, through which we engage in a full range of banking activities. Our principal executive offices are located at 205 SE Broad St., Southern Pines, North Carolina 28387, and our telephone number is (910) 246-2500.
The Company was incorporated in North Carolina on December 8, 1983 for the purpose of acquiring 100% of the outstanding common stock of the Bank through a stock-for-stock exchange. The Bank began banking operations in 1935 as the Bank of Montgomery, named for the county in which it originally operated. In 1985, its name was changed to First Bank and in September 2013, the Company and the Bank moved their headquarters and main offices to Southern Pines, North Carolina.
As of December 31, 2025, the Bank had two wholly-owned subsidiaries, Magnolia Financial and First Troy SPE, LLC. Magnolia Financial is a business financing company that offers accounts receivable financing and factoring, inventory financing, and purchase order financing throughout the southeastern United States. First Troy SPE, LLC is a holding entity for certain foreclosed real estate. SBA Complete, which was in the process of dissolution as of December 31, 2024, was formerly a subsidiary of the Bank and specialized in providing consulting services for financial institutions across the country related to SBA loan origination and servicing.
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
Principal Business and Services We Provide
Lending Activities
We maintain a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide commercial business loans, commercial and residential real estate construction and mortgage loans, revolving lines of credit, letters of credit, and loans for personal uses, such as home improvement, and automobiles. Commercial real estate loans include loans secured by owner-occupied and non-owner occupied commercial buildings for improved commercial, office, retail, and warehouse and shopping center space. Through Magnolia Financial we provide accounts receivable financing and factoring, inventory financing, and purchase order financing. We also provide used car floor-plan financing through our CarBucks division. These lines of credit are typically offered to small used car dealers and are subject to traditional floor-plan administration procedures.
In 2025, we established a loan participation initiative to engage with regional and national commercial borrowers within the Bank’s footprint and nearby jurisdictions. The total of loan participations as of December 31, 2025 was nominal.
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
Individual lending authority is assigned by the Bank’s Chief Credit Officer. Loans are approved under our loan policy, which provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority, experience and needs within the market. All requests for extensions of credit in excess of any individual lending officer's authority are reviewed by one of our regional credit officers, who can approve loans up to their respective lending authority of $10 million to $15 million. When the request for approval exceeds the authority level of the regional credit officer, the request is then reviewed for approval by the Bank’s Chief Credit Officer who has $25 million in lending authority. For loans in excess of this amount, the Bank's Chief Executive Officer, the Company's President and the Bank's Chief Credit Officer have joint authority to approve loans up to $125 million. The Board, generally through its Executive Loan Committee, approves loans in excess of $125 million. In addition, the Executive Loan Committee reviews and approves loans to executive officers, directors, and their affiliates and recommends those loans to the Board for its approval.
Our legal lending limit to any one borrower is approximately $223.5 million. All lending authorities are based on the borrower’s total credit exposure, which is an aggregate of the Bank’s lending relationship with the borrower either directly or indirectly through loan guarantees or other borrowing entities related to the borrower through ownership or other control relationship(s).

We continually monitor our loan portfolio to identify areas of concern and to enable us to take corrective action. Lending and credit administration officers and the Board meet periodically to review past due loans and portfolio quality, the status of large loans and certain other credit or economic related matters which may impact the risk in the portfolio. Individual lending officers are responsible for monitoring any changes in the financial status of borrowers and pursuing collection of early-stage past due amounts. For certain types of loans that exceed our established parameters of past due status, the Bank’s Asset Resolution Group assumes the management of the loans, and in some cases, we engage a third-party firm to assist in collection efforts. Loans that are serviced by others, such as certain residential mortgage loans, are monitored by the Bank’s credit officers, although ultimate collection of past due amounts is the responsibility of the servicing agents.
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
Loan Concentrations
Our commercial loan portfolio consists predominately of owner-occupied real estate and non-owner occupied income-producing real estate and land development loans, which are primarily secured by real estate located in North Carolina and South Carolina. In order to monitor the portfolio for possible concentrations, we categorize our CRE loans by regulatory categories, including multi-family, retail, warehouse, office, healthcare, hotel/motel, and other commercial real estate. As of December 31, 2025, the largest categories of CRE loans as a percentage of total loans were retail at approximately 13%, followed by office, of which non owner-occupied was approximately 6% and owner-occupied was approximately 3%, commercial at approximately 6% and warehouse at approximately 6%. These CRE categories are within management's guidelines as a percent of total capital. The loans within these categories are generally secured by real estate and are therefore susceptible to changes in real estate valuations and other market disruptions. The loans were originated using underwriting standards as set forth by management. Our loan policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the ACL.
Most of our business activity is with customers located within the markets where we have banking operations. The following table presents our total lending exposure in the counties with the largest percentage of our loan portfolio as of December 31, 2025 and 2024. These percentages represent the geographic location of the customer, which may or may not also be the location of the loan collateral.

	2025	2024
Wake County, North Carolina	9.4%	9.7%
New Hanover County, North Carolina	9.5%	8.9%
Mecklenburg County, North Carolina	8.2%	7.8%
Buncombe County, North Carolina	5.0%	5.2%
Guilford County, North Carolina	4.9%	4.9%
No other county had total loans outstanding in excess of 5% of the total portfolio at either period presented. We have no significant concentrations in a few borrowers or in individual Metropolitan Statistical Areas. Therefore, while our exposure to credit risk is affected by changes in the economy within our markets, the risk is not significantly concentrated.
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
Investments in our portfolio must satisfy certain quality criteria. In making investment decisions, we do not solely rely on credit ratings to determine the creditworthiness of an issuer of securities, but we use credit ratings in conjunction with other information when performing due diligence prior to the purchase of a security. Investments must be “investment-grade” as determined by a nationally recognized investment rating service. Securities rated below Moody’s BAA or Standard and Poor’s BBB generally will not be purchased. We may purchase non-rated municipal bonds only if the issues of bonds are located in our general market area and we determine these bonds have a credit risk no greater than the minimum ratings referred to above. We also are authorized to invest a portion of our securities portfolio in high quality corporate bonds, with the amount of such bonds not to exceed 15% of the entire securities portfolio. Prior to purchasing a corporate bond, the Bank’s management performs due diligence on the issuer of the bond, and the purchase is not made unless we believe that the purchase of the bond bears no more risk to the Bank than would an unsecured loan to the same company. On a periodic basis, as determined based on materiality and other relevant factors, we review the financial statements of the issuers of the corporate bonds that we own for any signs of deterioration so that we can take timely action if deemed necessary.
Our Chief Investment Officer implements the investment policy, monitors the investment portfolio, recommends portfolio strategies, and reports to the Bank’s Investment Committee. The Investment Committee generally meets at least quarterly and reviews investment activity, portfolio composition, portfolio tenure, and other elements as necessary to assess the overall position of the securities portfolio and risk of the portfolio relative to the overall balance sheet. In addition, reports of all purchases, sales, issuer calls, net profits or losses and market appreciation or depreciation of the securities portfolio are reviewed by the Board. Once a quarter, our interest rate risk exposure is evaluated by the Bank’s Asset Liability Committee ("ALCO") and a summary report is presented to the Board. A subset of the Bank's ALCO meets more regularly to evaluate a number of possible interest rate related activities. Each year, our written investment policy is reviewed by the Board and appropriate changes are made.
Deposits
We offer a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, savings accounts, money market accounts, and time deposits, including various types of certificates of deposits and individual retirement accounts. The Bank is a member of the CDARS and ICS programs, which gives our customers the ability to obtain FDIC insurance on deposits of up to $50 million, while continuing to work directly with their local First Bank deposit team.
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
Market Area and Competition
We are a community-oriented commercial bank offering a wide variety of financial services to meet the needs of our customers and communities. As of December 31, 2025, we conducted business from 113 branches, with 100 branch offices located across North Carolina and 13 branches in South Carolina.
Our branches and facilities are located in small- to medium-sized communities and in larger metropolitan areas with economies based primarily on a variety of industries, including services and manufacturing. Our branch footprint includes larger North Carolina cities, including Charlotte, Raleigh (Triangle region), Greensboro/Winston-Salem/High Point (Triad region), Asheville and Wilmington, and larger South Carolina cities including Greenville, Columbia and Charleston.
Our primary loan markets were previously presented in the Loan Concentrations section above. The following table presents the counties with the largest share of our deposit base as of December 31, 2025 and 2024. No other market area (as defined by county) comprises more than 5% of our deposit base at either period presented.

	2025	2024
Moore County, North Carolina	9.0%	9.2%
Buncombe County, North Carolina	7.3%	7.2%
Guilford County, North Carolina	5.1%	4.8%
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

Human Capital Resources
At First Bank, we consider our associates to be our primary competitive advantage, and continued investment in human capital is a top priority for us. We have historically focused on building a rewarding work environment as we believe that valued and engaged associates lead to satisfied and active customers, which contributes to enriched shareholder value. We emphasize open and honest communication, collaboration, goal attainment, and personal and professional growth as the foundation to delivering high-quality service to one another and our customers. As of December 31, 2025, we had 1,332 full-time and 42 part-time associates, all of whom are employed by the Bank and the majority of whom are located in North Carolina and South Carolina.
Our human capital management strategy focuses on attracting, developing and retaining top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion, or physical ability. We strive to identify and select the best candidates for all open positions based on the qualifying factors for each job. We are dedicated to providing a workplace for our associates that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our team members based on their individual results and team performance; and recognizing and respecting all of the characteristics and differences that make each of our associates unique. Our workforce consists of approximately 72% females and 19% minorities. Of our officer population, 73% are female or minorities, while our senior management team consists of 29% female or minority executives.
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
Providing associates with meaningful, competitive and supportive benefits to care for their lives and families is a top priority for the Company. We are proud to offer a comprehensive benefits package that includes medical, dental, vision and life insurance, paid time-off, 401(k) profit-sharing plan participation and an employee stock purchase plan. In 2025, the Company’s 401(k) plan matched 100% of each employee’s elective deferral amount, up to 6% of their compensation.
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
Supervision and Regulation of the Bank
General. The Bank is a North Carolina state-chartered bank and is a member of the Federal Reserve. Federal banking regulations applicable to all depository financial institutions provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices, restrict preferential loans by banks to their “insiders," require banks to keep information on loans to major shareholders and executive officers, and bar certain director and officer interlocks between financial institutions.
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
Community Reinvestment. The CRA requires that, in connection with examinations of an applicable financial institution, federal bank regulators evaluate the record of those institutions in meeting the credit needs of local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank's community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions, and applications to open a branch or facility. In some cases, a bank's failure to comply with the CRA or the filing of CRA protests by interested parties during applicable comment periods can result in the denial of approval or delay of such transactions.
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
Safety and Soundness Standards. Certain non-capital safety and soundness standards also are imposed upon banks. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the applicable regulator determines to be appropriate, and standards for asset quality, earnings, regulatory capital and liquidity. In addition, each bank must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The program must be designed to ensure the security and confidentiality of customer information, protect against unauthorized access to or use of such information, and ensure the proper disposal of customer and consumer information. A bank that fails to meet these standards may be required to submit a compliance plan or be subject to regulatory sanctions, including restrictions on growth.
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

Dodd-Frank Act
General. The Dodd-Frank Act and its related regulations significantly changed the bank regulatory structure and affect the lending, deposit, investment, trading, and operating activities of banks and bank holding companies, including the Bank and the Company. Some of the provisions of the Dodd-Frank Act that impact the Company's and the Bank's business and operations are summarized below.
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
Interchange Fees. The Bank is subject to limitations on interchange fees under the Durbin Amendment to the Dodd-Frank Act (the "Durbin Amendment"). The Durbin Amendment rules establish a maximum permissible interchange fee for an electronic debt transaction equal to the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The rules also allow for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud prevention standards.
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

A banking organization is required to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or stock price, or pose a threat to the financial stability of the U.S.
The SEC cybersecurity disclosure rules for public companies require disclosures regarding cybersecurity risk management (including the role of the Board in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four business days of determining an incident is material. Refer to Item 1A, “Risk Factors,” and Item 1C, "Cybersecurity," for additional disclosures related to cybersecurity.
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
The AML, which amended the BSA, was intended to be a comprehensive reform and modernization of the United States bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Community Reinvestment Act. In October 2023, the Federal Reserve, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. The rule would have materially revised the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule would have resulted in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. Most of the provisions of the rule were scheduled to become applicable on January 1, 2026. Reporting of the collected data would be required in 2027.
The 2023 rule was preliminarily enjoined in March 2024, following legal challenge. In July 2025, the Federal Reserve, the OCC and the FDIC proposed to rescind the 2023 rule and replace it with the prior CRA regulations. The Federal Reserve continues to apply the 1995 CRA regulations.
Incentive Compensation. The federal bank regulatory agencies comprehensive guidance on incentive compensation policies are intended to ensure that the incentive compensation policies of financial institutions are not detrimental to the safety and soundness of such institutions by encouraging excessive risk-taking. This guidance covers all employees who have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, and is based upon the key principles that a financial institution’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.
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
Digital Asset Regulation
Although the federal banking and securities agencies are in the process of considering regulations governing the digital asset activities of banking organizations, it is not expected that such regulations will be issued until the third quarter of 2026. The existing supervisory framework dictates that, in order to effectively identify and manage digital asset-related risks and obtain supervisory non-objection to the proposed engagement in digital asset activities, banking organizations must implement appropriate risk management practices, including with respect to board and management oversight, policies and procedures, risk assessments, internal controls and monitoring.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies governing the Company and the Bank also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of future legislation or the issuance of new regulations could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our operations and financial condition.

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
Item 1A. Risk Factors
In addition to other information contained in this Report that may affect us, the risk factors summarized below, as well as any cautionary language in this Report, provide examples of the most significant risks, uncertainties, and events that could have a material adverse effect on our business, including our operating results and financial condition. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially or adversely affect our business, financial condition, and results of operations. The value or market price of our common stock could decline due to any of these identified or other unidentified risks.
Risks Related to Our Business
Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity including a possible recession, could adversely impact our business, results of operations and financial condition.
Our success is impacted, to a certain extent by global, domestic and local economic and political conditions, as well as governmental monetary policies. More specifically, the local economic conditions of the Carolinas and the specific markets in which we operate have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans to us. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. A deterioration in economic conditions, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate. During 2024 and 2025, the FOMC lowered the target range for the federal funds rate. As of December 31, 2025, the target range was 3.50% to 3.75%. Although economic forecasts vary, the FOMC has indicated an expectation of one 25 basis point rate cut during 2026. Economic forecasts include a mix of positive and negative factors concerning unemployment, inflation, real estate values and other components. Economic weakness, increased unemployment, or persistent inflation could lead to decreased business and consumer confidence and weaker-than-anticipated spending, thereby leading to possible adverse impacts to our business including asset quality, deposit levels, loan demand and results of operations.
We also face credit risk arising from economic and geopolitical conditions, among other forms of risk, that our customers will not repay their loans. As we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. CRE values continue to fluctuate and the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to ongoing economic and behavioral developments. Some economic indicators suggest that CRE prices remain high relative to fundamentals and US market delinquency rates are elevated. Credit performance is susceptible to economic and market forces. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations. Additionally, inflation risk can have an adverse impact on our customers ability to repay their loans. Our customers may be affected by inflation pressures and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their cash flows and their ability to repay their loans to us.

Lending activities involve substantial credit risk.
We offer a variety of loan products, including residential mortgage, consumer, construction, and commercial loans, with a majority of our portfolio consisting of commercial and industrial loans and commercial loans secured by commercial real estate. Most of our commercial business and CRE loans are made to small business or middle-market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Additionally, these loans may increase concentration risk as to industry or collateral securing our loans. Future growth or acquisitions of banks with a portfolio composition different from ours could cause our portfolio mix to change.
Lending generally involves various degrees of risk depending on the facts and circumstances of the loan and borrower. If general economic conditions in the market areas in which we operate negatively impact our customers, our results of operations and financial condition may be adversely affected. Further, the deterioration of borrowers' businesses (from a variety of factors including, but not limited to: tariff impact, government policy change, change in end customer behavior, etc.) may hinder their ability to repay their loans with the Company, which could have a material adverse effect on our financial condition and results of operations. Risk of loan defaults is unavoidable in the banking industry. We attempt to limit exposure to this risk by monitoring carefully the amount of loans in specific industries and by exercising prudent lending practices. However, the risk that substantial credit losses could result in reduced earnings or losses cannot be eliminated.
Our ACL may not be adequate to cover actual losses.
CECL requires that estimated credit losses are reflected in the income statement in the period of origination or acquisition of a loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. CECL also requires significant management judgment that is supported by models, assumptions, and data elements which may be subjective in nature or, as in the case of macroeconomic forecasts, be volatile from period to period. These factors involve model risk and are complex and could impact the Company's results of operations and capital levels, particularly in times of economic uncertainty or other unforeseen circumstances.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate. During 2024 and 2025, the FOMC lowered the target range for the federal funds rate. As of December 31, 2025, the target range was 3.50% to 3.75%. It remains uncertain whether then FOMC will further decrease the federal funds rate to attain a monetary policy appropriate to keep inflation at normalized levels, leave the rate at its current level for a lengthy period of time or if it will instead increase the target range. Additionally, other interest rates may not move in a consistent manner with the federal funds rate.
Although not necessarily expected in 2026, if the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, would generally be adversely affected. Earnings could also be adversely affected if the interest rates received on our loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the markets in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
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
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Bank may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. For additional information regarding uninsured deposits and liquidity, see Deposits and Liquidity sections of 2025 MD&A Item 7 following.
A failure in or breach of our operational or security systems, or those of our vendors, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
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
As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information to conduct our business. Our daily operations depend on the operational effectiveness of our technology. Any failure, interruption, or breach in security of our computer systems or outside vendor technology could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.
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
We rely on certain external vendors.
We are reliant upon certain external vendors to provide products and services necessary to facilitate our day-to-day operations, including core data processing and other systems such as online banking. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. Our vendors could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions, or security breaches, or any perception that our security measures are deficient, could negatively impact our operations. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, changes in the vendor’s organizational structure, financial condition, and support for existing products and services. While we believe these policies and procedures help to mitigate risk, and our vendors are not the sole source of service, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and its financial condition and results of operations. Additionally, if our third party vendors encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations, damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, and expose us to civil litigation, enforcement actions by governmental agencies, regulatory fine or other damages or losses, including those not covered by insurance.
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
The Bank is subject to extensive regulation, examination, and supervision by various federal and state regulatory agencies, including the Commissioner and the Federal Reserve. This regulation, examination, and supervision is intended primarily to enhance the safe and sound operation of the Bank and for the protection of the DIF and our depositors and borrowers, rather than for holders of our equity securities and creditors. In the past, our business has been materially affected by these regulations and our compliance with these regulations is costly. Should we fail to comply with our regulatory requirements, federal and state regulators could impose restrictions on our activities, which could materially and adversely affect our operations and financial condition. This trend is likely to continue in the future.
Laws and regulations applicable to the banking industry change frequently and may continue to change, and we cannot predict the effects of any such changes. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets, and the determination of the level of ACL. Changes in the regulations that apply to us, or changes in our compliance with regulations, could have a material impact on our operations.
We are subject to complex and ever-changing laws and regulations governing the privacy and security of personal information concerning our customers, prospective, current, and former customers, and employees. These federal and state laws and regulations govern our obligations in the event of a security breach, breach of personal information, computer-security incident, and similar events. States have been actively passing new privacy laws, and this trend is likely to continue such that the privacy and security laws and regulations that may apply to us will continue to grow and change.

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
The banking industry is highly competitive. Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards, or digital assets such as stablecoins, rather than in bank deposit accounts.
Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. To the extent that other banks offer products or services that facilitate the minting or issuance of stablecoins backed by customer deposits, customers may convert bank deposits into stablecoins, which could accelerate deposit outflows, increase deposit volatility and heighten liquidity risk, particularly during periods of market stress. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
Additionally, we face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and online banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, thrifts, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries, such as online lenders and banks.
As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including, among other things:
•our ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•our ability to expand our market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service;
•industry and general economic trends; and
•the ability to keep pace with technological change and to invest in technological improvements to meet customer demand and create operational efficiencies.
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
We may be adversely affected by risks associated with potential or completed acquisitions.
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
•Acquisitions typically are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate acquisitions that we believe are in our best interests;
•Difficulty in estimating the value of target companies or assets and in evaluating credit, operations, management, and market risks associated with those companies or assets;
•Payment of a premium over tangible book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•Potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for regulatory and compliance issues and from potential litigation;
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
Goodwill represents the amount of consideration exchanged over the fair value of net assets we acquired in the purchase of another business. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. At December 31, 2025, our goodwill totaled $478.8 million. While we have recorded no impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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
Subject to applicable NASDAQ rules, our Board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuances of equity-based incentives under or outside of our Capital compensation plans, issuances of equity in business combination transactions, and issuances of equity to raise additional capital to support growth or to otherwise strengthen our balance sheet. Any issuance of additional shares of stock or equity derivative securities will dilute the percentage ownership interest of our shareholders and may dilute the tangible book value per share of our common stock.
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
The Company leverages regular assessments to identify current and potential threats and vulnerabilities within the Company’s environment. Technical vulnerabilities are identified using automated vulnerability scanning tools, penetration testing, and system management tools, whereas non-technical vulnerabilities are identified via process or procedural reviews. The Company conducts a variety of assessments throughout the year, both internally and through third parties. Vulnerability assessment and penetration tests are performed on a regular basis to provide the Company with an unbiased view of its environment and controls. Vulnerabilities identified during these assessments are inventoried in a centralized tracking system and reported to management on a regular basis. A multi-step approach is applied to identify, report and remediate these vulnerabilities, and the Company adjusts its information security policies, standards, processes and practices as necessary based on the information provided by these assessments. The results of key assessments are reported in summary to the Board on an ongoing basis.
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
Our Chief Operating Officer ("COO"), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s Incident Response Plans, including an assessment of the potential materiality of any cybersecurity incident. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the COO, Information Security, and Risk Management teams monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Corporate Crisis

Management Team and ultimately the Board when appropriate. We believe our Board and management, including the COO, have the appropriate expertise, background, and depth of experience to manage risks arising from cybersecurity threats, including applicable knowledge gained through industry experience, internal and external training, and periodic discussions with consultants and peers with applicable knowledge and expertise. In addition, members of our management hold varying levels of relevant cybersecurity certifications.
To our knowledge, neither cybersecurity threats, nor the results including as a result of any previous cybersecurity incidents have materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors - Risks Related to Our Business.
Item 2. Properties
The main office of the Company and Bank is located in Southern Pines, North Carolina and is owned by the Bank. The Bank’s operational departments, including accounting functions, information technology operations, loan operations, and deposit operations, are primarily housed in buildings in Greensboro, North Carolina; Dunn, North Carolina; Fletcher, North Carolina; and Troy, North Carolina, which are owned by the Bank. At December 31, 2025, the Company operated 113 bank branches. The Company owned all of its bank branch premises except 13 branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the building is owned. The Bank also leases several other office locations for administrative functions. There are no options to purchase or lease additional properties. The Company considers its facilities adequate to meet current needs and believes that lease renewals or replacement properties can be acquired as necessary to meet future needs.
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
Item 4. Mine Safety Disclosure
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on NASDAQ under the trading symbol “FBNC.” Tables have been included in Item 7 under the heading, "Selected Financial Information," which provide historic information on the market price for the Company’s common stock. As of February 19, 2026, there were approximately 3,381 shareholders of record and another approximately 24,403 shareholders whose stock is held in “street name.”
The tables in Item 7 under "Selected Financial Information" section also include information regarding cash dividends declared per share of common stock for the periods presented. For the first quarter in 2025, we declared a cash dividend of $0.22. For each quarter thereafter in 2025, we declared a cash dividend of $0.23 per common share. For the foreseeable future, it is our current intention to continue to pay regular cash dividends on a quarterly basis. However, our ability to pay future cash dividends can be restricted or eliminated by regulatory authorities.
Securities authorized for issuance under equity compensation plans
Refer to “Additional Information Regarding the Registrant’s Equity Compensation Plans” in Item 12.
Issuer Purchases of Equity Securities
Beginning in January 2024, the Board of the Company has authorized the repurchase of up to $40 million in shares of the Company’s common stock in private transactions and open market purchases. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. During the year ended December 31, 2025, 24,849 shares were repurchased. During the year ended December 31, 2024, the Company did not make any such purchases. As of December 31, 2025, The Company had remaining authorization to purchase up to $39.0 million of outstanding stock under the program. On January 27, 2026, the Board reauthorized the repurchase of up to $40 million in shares of the Company's common stock through January 27, 2027. No repurchases of any shares of the Company's common stock were made in 2026 through the date of this Annual Report in Form 10-K.
Performance Graph
The performance graph shown below compares the Company’s cumulative total return to shareholders for the five-year period commencing December 31, 2020 and ending December 31, 2025, with the cumulative total return of the Russell 2000 Index (reflecting overall stock market performance of small-capitalization companies), and the S&P U.S. BMI Banks Industry Group Index, as constructed by S & P Global (reflecting performance in broad market banking industry stocks). The graph and table assume that $100 was invested on December 31, 2020 in each of the Company’s common stock, the Russell 2000 Index, and the S&P U.S. BMI Banks Industry Group Index, and that all dividends were reinvested.
First Bancorp Comparison of Five-Year Total Return Performances (1)
Five Years Ended December 31, 2025

250
200
150
100
50
0
Total Return
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
First Bancorp
Russell 2000 Index
S&P US BMI Banks Industry Group Index

	Total Return Index Values (1) December 31,
	2020	2021	2022	2023	2024	2025
First Bancorp	$100.00	$137.66	$131.93	$117.09	$142.38	$167.71
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P US BMI Banks Industry Group Index	$100.00	$135.97	$112.77	$123.02	$164.70	$211.47
_____________
(1)Total return indices were provided from an independent source, S&P Global Market Intelligence, New York, New York, and assume initial investment of $100 on December 31, 2020, reinvestment of dividends, and changes in market values. Total return index numerical values used in this example are for illustrative purposes only.

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
Overview and 2025 Highlights
The Company is a bank holding company headquartered in Southern Pines, North Carolina. We provide diversified financial services primarily though the Bank, our principal subsidiary, including commercial and consumer banking services, mortgage lending, SBA lending, accounts receivable financing, and investment advisory services. As of December 31, 2025, the Bank had 113 branches in North Carolina and South Carolina and 1,353 full-time equivalent employees. We have grown organically as well as through strategic acquisitions as discussed previously in "Recent Developments and Acquisitions".
2025 Financial Highlights:
•Return on average assets was 0.89% for the year ended December 31, 2025, as compared to 0.63% for the prior year. Return on average common equity was 7.16% for the year ended December 31, 2025, as compared to 5.38% for the prior year. As discussed below, the returns for 2025 and 2024 were impacted by securities loss transactions as well as Hurricane Helene provisions.
•Total assets at December 31, 2025 were $12.7 billion, a 4.3% increase from a year earlier.
•Total loans outstanding expanded by $0.6 billion, or 7.8%, during the year. Loans totaled $8.7 billion at December 31, 2025.
•Credit quality continued to be strong with the NPA to total assets ratio at 0.30% as of December 31, 2025, consistent with December 31, 2024. Net charge offs as a percentage of average loans were 0.10% for 2025, as compared to 0.07% for the prior year.
•Capital remained strong with a total CET1 ratio of 14.10%, down from 14.35% for the prior year, and total risk-based capital ratio of 16.12% as of December 31, 2025, a decrease from 16.63% for the prior year. The decrease during 2025 in risk-based capital ratios was driven by loan growth, which carries a higher risk weight than short term investments, along with the repayment of $18.0 million of subordinated debt.
•Net income was $111.0 million, or $2.68 diluted EPS, for 2025 compared to net income of $76.2 million, or $1.84 diluted EPS, for 2024. As noted below, 2025 results were impacted by $71.6 million of securities loss from transactions that took place during the third and fourth quarter of 2025 and the $11.1 million reversal of provision related to Hurricane Helene throughout the year. See the following for discussion of changes to net income:
•Net interest income for 2025 increased $66.0 million, or 19.9%, driven by increased interest income and lower interest expense. The NIM was 3.40% for 2025, an increase of 51 basis points from the prior year.
•Total interest income increased $38.0 million in 2025 as compared to 2024, driven by higher interest income on loans of $21.1 million related to a combination of higher volumes of average balances and increased yields. Interest income on securities increased $20.5 million, primarily the result of increased yields driven by the securities loss-earnback transactions in late 2024 and the second half of 2025.
•Interest income on other interest-earning assets, primarily overnight funds, decreased $3.7 million, primarily the result of lower volumes along with the decrease in the federal funds rate.
•The 2025 decrease in interest expense of $28.0 million was driven by lower money market rates in late 2025, which resulted in repricing of our deposits and a corresponding $19.6 million decrease in deposit interest expense, especially in money market accounts which accounted for $7.4 million of the decrease. Additionally, interest expense on borrowings fell $8.4 million, primarily the result of average balances on outstanding borrowings.
•Provision for credit losses for 2025 of $11.5 million was down from $16.4 million in 2024 due primarily to the $13.0 million provision related to potential exposure from Hurricane Helene in 2024. Offsetting this was higher net charge offs in 2025, provisions for higher loan growth in 2025 and an increase in the level of unfunded commitments. See the "Provision for Loan Losses" section below.
•Noninterest income declined $25.8 million in 2025, which resulted primarily from the $71.6 million securities loss related to securities loss-earnback transactions that took place in the third and fourth quarter of 2025. Noninterest income in 2024 included a securities loss of $38.0 million related to a securities loss-earnback transactions that took place in the fourth quarter of 2024. Refer to "Noninterest Income" section below for further discussion.
•Noninterest expense increased $3.7 million in 2025, primarily related to the $4.2 million increase in Total personnel expense driven by increased incentives expense arising from the Company's performance. In 2024 and 2025, the Company actively managed headcount and continued to apply additional expense controls. Refer to "Noninterest Expense" section below for further discussion.
•Income tax expense increased $6.6 million from the prior year primarily resulting from higher pre-tax income. The 2025 effective tax rate of 20.4% was lower than the prior year as the result of net discrete tax benefits, primarily arising from state taxes, including the continued North Carolina graduated tax rate reductions.
Current Economic Conditions
Economic conditions during 2025 continued to show resilience, supported by generally positive domestic results, relatively low unemployment and sustained demand for goods and services. Inflationary pressures moderated further compared to prior periods, reflecting the impact of monetary policy actions taken by the Federal Reserve in recent years. However, a combination of positive and negative economic indicators persisted throughout 2025 and there continues to be some uncertainty in economic conditions and outlook. As such, we could be exposed to ongoing risks, which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.
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
Under the range of macroeconomic forecast scenarios considered as of December 31, 2025, use of a "downside"/ more pessimistic scenario would have resulted in an increase to the modeled allowance results of approximately $32 million. This estimate reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but does not consider other qualitative adjustments that could increase or decrease modeled loss estimates calculated using this alternative economic scenario.
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
ASC 350-10 establishes standards for an impairment assessment of goodwill. At each reporting date between annual goodwill impairment tests, we consider potential indicators of impairment. Generally, absent potential impairment indicators, we perform an annual assessment of whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock, and other relevant events. During 2025 there were no triggers warranting interim impairment assessments and for the 2025 annual assessment, we concluded that it was more likely than not that the fair value exceeded its carrying value. At December 31, 2025, we had $478.8 million of goodwill.
Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our consolidated financial statements entitled “Summary of Significant Accounting Policies.”
RESULTS OF OPERATIONS
The following discussion reviews the results of operations and key drivers to change in the results of 2025 as compared to 2024. For a description of our results of operations for 2024 as compared to 2023, refer to the "Overview and 2024 Highlights," Results of Operations," and "Analysis of Financial Condition and Changes in Financial Condition" sections of Item 7 in our 2024 Form 10-K.
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
Net interest income amounted to $398.2 million in 2025, an increase of $66.0 million, or 19.9%, from $332.3 million in 2024. The increase was primarily due to the increase in yields on securities, partially a result of the securities loss-earnback transactions in 2025 and 2024, and the higher volume and yields of average loans outstanding. Additionally, interest expense decreased, primarily due the lower rates on interest-bearing deposits, specifically money market accounts, partially offset by the higher volume of average money market account balances. The average rate on borrowings decreased due to the payoff of borrowings with higher interest rates as well as borrowings with variable interest rates decreasing after the FOMC actions in 2024 and 2025.

As a result of the higher net interest income related to the increase in the yield on interest-bearing assets and the decrease in the cost of interest-bearing liabilities, NIM expanded 51 basis points to 3.40% in 2025 from 2.89% in 2024. For internal purposes, we evaluate our NIM on a tax-equivalent basis, which is a non-GAAP financial measure, by adding the tax benefit realized from tax-exempt loans and securities to reported interest income, then dividing by total average earning assets. We believe that analysis of NIM on a tax-equivalent basis is useful and appropriate because it allows a comparison of net interest in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods. The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM as reported and on a tax-equivalent basis.

($ in thousands)	Year ended December 31,
	2025	2024	2023
Net interest income, as reported	$398,247	$332,273	$346,843
Tax-equivalent adjustment	1,389	2,983	2,694
Net interest income, tax-equivalent	$399,636	$335,256	$349,537
Net interest margin, as reported	3.40%	2.89%	3.03%
Net interest margin, tax-equivalent	3.42%	2.93%	3.06%
Our total cost of deposits has been more impacted by the FOMC's changes in short term rates than the yield on our interest-earning assets. The target federal funds rate began 2024 at 5.50% and remained there until September 2024, when it was reduced a total of 100 basis points by the end of 2024, helping to increase our NIM to 3.05% in the fourth quarter of 2024. In the second half of 2025, after a pause in rate changes, the FOMC made further rate changes, resulting in an additional 75 basis point decrease.
As shown in the chart below, our NIM has grown consistently since the first quarter of 2024. This NIM expansion is the result of our yield on interest-earning assets continuing to earn at higher rates, increasing 41 basis points during the same period, while our total cost of deposits peaked in the third quarter of 2024, then declined 44 basis points to 1.32% for the fourth quarter of 2025.
First Bancorp Comparison of Net Interest Margin,
Yield on Earning Assets and Total Cost of Deposits
Eight Quarters Ended December 31, 2025

6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
—%
Average Rate
4.43%
4.51%
4.56%
4.55%
4.65%
4.69%
4.86%
4.84%
2.77%
2.84%
2.88%
3.05%
3.25%
3.32%
3.46%
3.58%
1.56%
1.72%
1.76%
1.57%
1.46%
1.43%
1.46%
1.32%
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Net interest margin
Yield on earning assets
Total cost of deposits

Our NIM for all periods presented below benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each year presented.

	Year ended December 31,
($ in thousands)	2025	2024	2023
Interest income – increased by accretion of loan discount on acquired loans	$6,128	$8,938	$11,507
Total interest income impact	6,128	8,938	11,507
Interest expense – (increased) reduced by (discount accretion) premium amortization of deposits	(344)	(826)	(3,101)
Interest expense – increased by discount accretion of borrowings	(743)	(767)	(842)
Total net interest expense impact	(1,087)	(1,593)	(3,943)
Impact on net interest income	$5,041	$7,345	$7,564
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year after an acquisition due to the natural reduction in the outstanding balance of acquired loans. Alternately, levels of accretion will increase as a result of future acquisitions and related additions to loan discounts on acquired portfolios which are accreted to income as experienced since 2023 with the GrandSouth acquisition.
At December 31, 2025 and 2024, unaccreted loan discount on purchased loans amounted to $8.8 million and $15.1 million, respectively. The GrandSouth acquired portfolio comprised the majority of the remaining unaccreted loan discount at December 31, 2025.

The following table presents the major components of net interest income and NIM.

Average Balances and Net Interest Income Analysis
	Year Ended December 31,
	2025			2024			2023
($ in thousands)	Average Volume	Interest Earned or Paid	Avg. Rate	Average Volume	Interest Earned or Paid	Avg. Rate	Average Volume	Interest Earned or Paid	Avg. Rate
Assets
Loans (1) (2)	$8,283,246	$462,306	5.58%	$8,046,681	$441,181	5.48%	$7,902,628	$418,853	5.30%
Taxable securities	2,632,412	68,055	2.59%	2,608,494	47,510	1.82%	2,920,040	52,276	1.79%
Non-taxable securities	287,298	4,461	1.55%	291,520	4,466	1.53%	296,287	4,485	1.51%
Short-term investments, primarily interest-bearing cash	496,404	22,413	4.52%	561,886	26,083	4.64%	314,537	13,330	4.24%
Total interest-earning assets	11,699,360	557,235	4.76%	11,508,581	519,240	4.51%	11,433,492	488,944	4.28%
Cash and due from banks	146,136			84,997			93,182
Premises and equipment	141,884			147,916			151,980
Other assets	524,650			393,001			354,379
Total assets	$12,512,030			$12,134,495			$12,033,033

Liabilities and Equity
Interest-bearing checking	$1,412,605	$9,443	0.67%	$1,395,856	$9,910	0.71%	$1,457,272	$6,192	0.42%
Money market deposits	4,437,314	119,158	2.69%	4,039,999	126,531	3.13%	3,355,992	78,643	2.34%
Savings deposits	535,863	1,009	0.19%	564,473	1,209	0.21%	668,730	1,024	0.15%
Other time deposits	527,357	12,406	2.35%	666,868	20,429	3.06%	737,330	19,023	2.58%
Time deposits >$250,000	332,895	10,502	3.15%	373,851	14,006	3.75%	343,669	9,984	2.90%
Total interest-bearing deposits	7,246,034	152,518	2.10%	7,041,047	172,085	2.44%	6,562,993	114,866	1.75%
Short-term borrowings	—	—	—%	137,692	7,116	5.17%	374,254	19,289	5.15%
Long-term borrowings	89,889	6,470	7.20%	95,275	7,766	8.15%	99,858	7,946	7.96%
Total interest-bearing liabilities	7,335,923	158,988	2.17%	7,274,014	186,967	2.57%	7,037,105	142,101	2.02%
Noninterest-bearing checking	3,506,429			3,367,035			3,613,973
Total sources of funds	10,842,352		1.47%	10,641,049		1.76%	10,651,078		1.33%
Other liabilities	119,805			76,985			88,870
Shareholders’ equity	1,549,873			1,416,461			1,293,085
Total liabilities and shareholders’ equity	$12,512,030			$12,134,495			$12,033,033
Net yield on interest-earning assets and net interest income		$398,247	3.40%		$332,273	2.89%		$346,843	3.03%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$399,636	3.42%		$335,256	2.93%		$349,537	3.06%
Interest rate spread			2.59%			1.94%			2.26%
Average prime rate			7.37%			8.31%			8.20%
(1)Average loans include nonaccruing loans, the effect of which is to lower the average rate shown. Interest earned includes recognized net loan fees, including late fees, prepayment fees, and deferred loan (cost)/fee amortization in the amounts of $(0.8) million, $(1.1) million, and $0.5 million for 2025, 2024, and 2023, respectively.
(2)Includes accretion of discount on acquired loans of $6.1 million, $8.9 million, and $11.5 million in 2025, 2024, and 2023, respectively.
(3)Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

The following table presents additional detail regarding the estimated impact that changes in interest-earning asset and interest-bearing liability volumes and changes in the interest rates we earned/paid had on our net interest income in 2025 and 2024.

Volume and Rate Variance Analysis
	Year Ended December 31, 2025			Year Ended December 31, 2024
	Change Attributable to			Change Attributable to
($ in thousands)	Changes in Volume	Changes in Rates	Total Increase (Decrease)	Changes in Volume	Changes in Rates	Total Increase (Decrease)
Interest income:
Loans	$13,217	$7,908	$21,125	$7,767	$14,561	$22,328
Taxable securities	618	19,927	20,545	(5,626)	860	(4,766)
Non-taxable securities	(66)	61	(5)	(73)	54	(19)
Other interest-earning assets, primarily overnight funds	(2,957)	(713)	(3,670)	10,982	1,771	12,753
Total interest income	10,812	27,183	37,995	13,050	17,246	30,296

Interest expense:
Interest bearing checking accounts	112	(579)	(467)	(348)	4,066	3,718
Money market accounts	10,669	(18,042)	(7,373)	18,726	29,162	47,888
Savings accounts	(54)	(146)	(200)	(192)	377	185
Other time	(2,350)	(5,673)	(8,023)	(2,479)	3,885	1,406
Time deposits >$250,000	(1,292)	(2,212)	(3,504)	1,004	3,018	4,022
Total interest-bearing deposits	7,085	(26,652)	(19,567)	16,711	40,508	57,219
Short-term borrowings	(7,116)	—	(7,116)	(12,208)	35	(12,173)
Long-term borrowings	(3,183)	1,887	(1,296)	(369)	189	(180)
Total interest expense	(3,214)	(24,765)	(27,979)	4,134	40,732	44,866

Net interest income	$14,026	$51,948	$65,974	$8,916	$(23,486)	$(14,570)
Note - Changes attributable to both volume and rate are allocated equally between rate and volume variances.

As demonstrated in the above table, net interest income expanded $66.0 million in 2025. Higher rates and volumes on interest-bearing assets and lower rates on interest-bearing liabilities were partially offset by higher money market volume.
•For 2025, higher loan volume resulted in a $13.2 million increase in interest income while increased market rates contributed to an additional $7.9 million of loan interest income. Variable rate loans comprised approximately 29% of the loan portfolio at December 31, 2025, and, accordingly, the magnitude of the immediate yield impact we experience from each federal funds rate change is limited.
•Increases in the overall yield on average investment securities, along with somewhat higher volumes, resulted in increased interest income of $20.5 million in 2025. During 2025, $585.1 million of AFS securities were purchased with a weighted average yield of 4.13%.
•Lower volumes of other interest-earning assets (primarily interest-bearing cash balances) along with lower yields resulted in a decrease in interest income of $3.7 million for the year.
•The decrease of $19.6 million in interest expense on deposits was driven by lower rates on accounts as we repriced deposits in response to the market decreases, partially offset with higher volumes, primarily in money market deposit accounts.
•Lower balances on short-term borrowings, historically comprised of short-term FHLB and Federal Reserve advances to fund loan demand in excess of deposit growth, contributed $7.1 million to the decrease in borrowings interest expense, which, in total, decreased $8.4 million in 2025.
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
The provision for loan losses was $9.6 million in 2025 and $18.8 million in 2024. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the CECL model. The primary contributor to the reduction in provision expense was the $13.0 million related to potential credit exposure from Hurricane Helene recognized in 2024.
We subscribe to a third-party service which provides quarterly macroeconomic scenarios for the United States economy. For 2025, we continue to utilize the baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection. The economic forecasts throughout the year have exhibited general stability of the economy demonstrated in relatively low unemployment rates, healthy GDP levels, and mixed results for real estate price indices for commercial and residential properties.
During 2025 we recorded a provision for unfunded commitments of $1.9 million compared to a reduction of $2.3 million for 2024. Changes in the level of provision each year are generally related to fluctuations in the level of available credit lines and updated loss drivers.
In the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene in third quarter of 2024, the Company identified borrowers who were potentially impacted. During 2025, the Company evaluated the commercial loan portfolio and adjusted risk ratings and nonaccrual status as applicable. Therefore, for those relationships, the normal reserving process was applied for December 31, 2025. For the potentially impacted consumer loans, the Company applied increased reserve rates based upon severe economic factors to the approximately $268 million of loans (primarily Residential 1-4 family real estate) in the most impacted path of Hurricane Helene. Due to the potential exposure from Hurricane Helene, the ACL on these impacted consumer loans was $1.9 million as of December 31, 2025, adding 2 basis points to the overall ACL as a percent of total loans, which was 1.42% as of December 31, 2025.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses and Loan Loss Experience" sections following.
Noninterest Income
Our noninterest income amounted to $7.9 million in 2025, $17.9 million in 2024, and $57.3 million in 2023.
The decreased noninterest income for the year ended December 31, 2025 as compared to the same period in 2024 is a result of increased "Securities losses, net," partially offset by increased "Other gains, net." Details of the more significant components of noninterest income are presented in the table below.

Noninterest Income
	Year Ended December 31,
($ in thousands)	2025	2024	2023
Service charges on deposit accounts	$16,237	$16,620	$16,800
Other service charges and fees - bankcard and interchange income, net	9,464	9,306	9,319
Other service charges - other	15,022	12,961	12,766
Presold mortgage loan fees and gains on sale	1,819	2,292	1,613
Commissions from sales of financial products	6,274	5,270	5,503
SBA loan sale gains	1,072	3,630	2,489
Bank-owned life insurance ("BOLI") income	5,113	4,773	4,350
Securities losses, net	(71,627)	(37,981)	—
Other gains, net	8,691	1,028	4,465
Total noninterest income	$(7,935)	$17,899	$57,305
Service charges on deposit accounts decreased $0.4 million, or 2.3%, in 2025 as compared to 2024.

Other service charges and fees - bankcard interchange income, net represents interchange income from debit and credit card transactions, net of associated interchange expense and amounted to $9.5 million in 2025, a 1.7% increase from the $9.3 million in 2024.
Other service charges - other includes items such as ATM charges, wire transfer fees, safety deposit box rentals, fees from sales of personalized checks, and check cashing fees. Also included in this category are SBA guarantee servicing fees and related servicing rights amortization which fluctuate based on the volume of and prepayment speeds on SBA loans serviced for others. The increase in this category in 2025 was $2.1 million, or 15.9%.
Securities losses, net was $71.6 million in 2025. $27.9 million of this loss relates to a securities loss-earnback transaction from the third quarter in which the Company sold $194.3 million of AFS securities bearing 1.63% at a loss. Additionally, $43.7 million of this loss relates to a securities loss-earnback transaction from the fourth quarter in which the Company sold $342.0 million of AFS securities bearing 1.67% at a loss.
Other gains, net amounted to a net gain of $8.7 million for 2025. The majority of the increase from the prior year related to a pretax gain of $4.6 million realized upon the sale of an office building during the fourth quarter.
Noninterest Expenses
Total noninterest expenses totaled $239.3 million, $235.6 million, and $254.4 million, for 2025, 2024, and 2023, respectively.
The primary contributors to the $3.7 million, or 1.6%, increase for the year ended December 31, 2025 as compared to 2024 was the $4.2 million increase in Total personnel expense arising from increased incentives due to the Company's financial performance, partially offset by the $0.9 million decrease in Amortization of intangible assets. For the year ended December 31, 2025, there was a continued overall effort by management to actively control headcount and expenses.
The following table presents the primary components of noninterest expense.

Noninterest Expenses
	Year Ended December 31,
($ in thousands)	2025	2024	2023
Salaries incentives and commissions expense	$119,478	$113,853	$114,415
Employee benefit expense	24,706	26,169	25,436
Total personnel expense	144,184	140,022	139,851
Occupancy and equipment expense	20,435	20,535	21,554
Credit card rewards and other bankcard expenses	6,011	6,572	5,288
Telephone and data lines	3,497	3,390	3,960
Software licenses and other software costs	8,096	7,691	8,717
Data processing expense	9,767	8,916	8,733
Professional fees	5,576	6,207	5,409
Advertising and marketing	3,375	3,704	4,401
Non-credit losses	3,590	2,859	4,784
FDIC insurance costs	6,449	6,559	6,982
Corporate insurance costs	2,189	2,302	2,275
Merger and acquisition expenses	—	—	13,695
Intangibles amortization expense	5,672	6,604	8,003
Foreclosed real estate (gains) losses, net	261	(245)	(150)
Other operating expenses	20,208	20,491	20,877
Total noninterest expense	$239,310	$235,607	$254,379
Income Taxes
We recorded income tax expense of $28.5 million in 2025, $21.9 million in 2024, and $27.8 million in 2023. Our effective tax rates were 20.4% for 2025, 22.3% for 2024, and 21.1% for 2023. The effective tax rate for 2025 included approximately $2.1 million of net discrete tax benefits, primarily arising from state taxes, including the continued North Carolina graduated tax rate reductions. The effective tax rate for 2024 included incremental state tax-related expense related to prior years, changes in state tax income apportionment, and the negative impact of decreasing deferred tax assets related to the North Carolina corporate income tax reduction effective January 1, 2025 and for future years.
ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION
Loans
The loan portfolio is the largest category of our earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans, and consumer loans. The majority of our loan portfolio is within our North Carolina and South Carolina market areas. We also have a portfolio of SBA loans that have been made on a more dispersed geographic basis. The diversity of the economic bases of our market areas has historically provided a stable lending environment.
Total loans amounted to $8.7 billion at December 31, 2025, an increase of $627.7 million, or 7.8%, from December 31, 2024. The following table provides a summary of the loan portfolio composition at each of the past five year ends.

Loan Portfolio Composition
	As of December 31,
	2025		2024		2023		2022		2021
($ in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and industrial	$1,046,438	12%	$919,690	11%	$905,862	11%	$641,941	9%	$648,997	11%
Construction, development & other land loans	753,199	9%	647,167	8%	992,980	12%	934,176	14%	828,549	13%
Commercial real estate - owner occupied	1,353,912	15%	1,248,812	16%	1,259,022	16%	1,036,270	16%	991,775	16%
Commercial real estate - non owner occupied	2,843,555	33%	2,625,554	33%	2,528,060	31%	2,123,811	32%	1,813,849	31%
Multi-family real estate	537,015	6%	506,407	6%	421,376	5%	350,180	5%	389,113	6%
Residential 1-4 family real estate	1,736,453	20%	1,729,322	21%	1,639,469	20%	1,195,785	18%	1,021,966	17%
Home equity loans/lines of credit	383,652	4%	345,883	4%	335,068	4%	323,726	5%	331,932	5%
Consumer loans	67,458	1%	70,653	1%	68,443	1%	60,659	1%	57,238	1%
Loans, gross	8,721,682	100%	8,093,488	100%	8,150,280	100%	6,666,548	100%	6,083,419	100%
Unamortized net deferred loan (fees) costs	737		1,188		(178)		(1,403)		(1,704)
Total loans	$8,722,419		$8,094,676		$8,150,102		$6,665,145		$6,081,715
The majority of our loan portfolio over the years has been real estate mortgage loans, including commercial and residential mortgages. Except for construction, land development, and other land loans, the majority of our real estate loans are primarily supported by cash flows from the borrower’s occupation or business, with the real estate pledged providing a secondary repayment source.
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

Loan Maturities
	As of December 31, 2025
	Due within one year		Due after one year but within five years		Due after five years but within fifteen years		Due after fifteen years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Variable Rate Loans:
Commercial and industrial	$144,114	6.52%	$195,020	5.24%	$67,412	9.24%	$343	8.85%	$406,889	6.36%
Construction, development & other land loans	155,897	7.27%	216,042	6.49%	67,291	6.20%	3,319	8.42%	442,549	6.74%
Commercial real estate - owner occupied	17,223	6.49%	120,232	6.23%	41,691	6.42%	66,816	8.71%	245,962	6.95%
Commercial real estate - non owner occupied	32,155	6.22%	298,870	6.01%	144,910	5.99%	9,464	8.18%	485,399	6.06%
Multi-family real estate	2,258	6.77%	21,292	6.11%	45,713	5.82%	—	—%	69,263	5.94%
Residential 1-4 family real estate	7,803	7.45%	58,779	6.28%	27,748	6.57%	374,333	4.98%	468,663	5.28%
Home equity loans/lines of credit	11,787	7.20%	47,441	6.62%	311,598	6.83%	—	—%	370,826	6.81%
Consumer loans	2,297	8.27%	9,518	9.21%	52	9.16%	879	8.79%	12,746	9.01%
Total at variable rates	373,534	6.86%	967,194	6.05%	706,415	6.72%	455,154	5.63%	2,502,297	6.29%
Fixed Rate Loans:
Commercial and industrial	144,974	17.18%	245,318	5.65%	182,111	3.55%	58,722	3.47%	631,125	7.49%
Construction, development & other land loans	78,735	6.53%	165,214	6.04%	66,372	5.19%	127	6.00%	310,448	5.98%
Commercial real estate - owner occupied	92,498	4.21%	644,895	5.28%	356,384	4.53%	709	8.06%	1,094,486	4.95%
Commercial real estate - non owner occupied	295,711	4.08%	1,558,858	4.85%	498,781	4.24%	167	6.50%	2,353,517	4.62%
Multi-family real estate	37,900	3.72%	263,219	4.48%	166,633	4.47%	—	—%	467,752	4.42%
Residential 1-4 family real estate	53,338	4.03%	288,236	5.62%	124,022	4.75%	795,978	4.02%	1,261,574	4.45%
Home equity loans/lines of credit	1,661	6.93%	6,619	6.68%	1,701	4.96%	438	5.50%	10,419	6.39%
Consumer loans	1,069	8.27%	45,454	9.22%	5,966	8.86%	1,997	17.05%	54,486	9.45%
Total at fixed rates	705,886	7.04%	3,217,813	5.13%	1,401,970	4.36%	858,138	4.01%	6,183,807	5.04%

Subtotal	1,079,420	6.98%	4,185,007	5.34%	2,108,385	5.15%	1,313,292	4.57%	8,686,104	5.40%
Nonaccrual loans	36,315		—		—		—		36,315
Total loans	$1,115,735		$4,185,007		$2,108,385		$1,313,292		$8,722,419
Note: The above table is based on contractual scheduled maturities. Early repayment of loans or renewals at maturity are not considered in this table.
Approximately 12% of our accruing loans outstanding at December 31, 2025 mature within one year and 61% of total loans mature within five years. During 2025, the Company continued to focus on shifting more loans to variable rates. As of December 31, 2025, the percentages of variable rate loans and fixed rate loans as compared to total performing loans were 29% and 71%, respectively, compared to 23% variable and 77% fixed at December 31, 2024. While fixed rate loans present market interest rate risk, we monitor our interest rate risk closely. Refer to additional discussion in the section “Interest Rate Risk” below.
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

Most of our business activity is with customers located within the markets where we have banking operations. Therefore, our exposure to credit risk is significantly affected by changes in the economy within our markets. Approximately 87% of our loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.
The following tables provides a summary of the outstanding balances of the commercial real estate-owner occupied, commercial real estate-non owner occupied and multi-family real estate loan portfolio compositions at December 31, 2025 by geographic region.

Region
($ in thousands)	Commercial real estate - owner occupied	Commercial real estate - non owner occupied	Multi-family real estate	Total
Charlotte, NC	$60,478	$422,971	$41,065	$524,514
Piedmont Triad, NC	120,592	270,119	23,227	413,938
Research Triangle, NC	113,933	413,768	47,627	575,328
Wilmington, NC	171,967	251,777	109,192	532,936
Asheville, NC	75,897	217,527	20,271	313,695
Other areas in NC	517,571	632,919	162,881	1,313,371
Greenville-Spartanburg, SC	84,841	123,444	32,457	240,742
Columbia, SC	11,355	32,233	7,676	51,264
Charleston, SC	61,015	174,502	57,618	293,135
Other areas in SC	72,588	223,970	34,345	330,903
Other states	63,675	80,325	656	144,656
Total	$1,353,912	$2,843,555	$537,015	$4,734,482
As noted above and described in the Item 1. Business section, we do not have concentrations geographically or by CRE category.
Nonperforming Assets
NPAs include nonaccrual loans, loans past due 90 days or more and still accruing interest, foreclosed real estate and, prior to the adoption of ASU 2022-02, accruing TDRs.
Nonaccrual loans are loans on which interest income is no longer being recognized or accrued because management has determined that the collection of interest is doubtful. Placing loans on nonaccrual status negatively impacts earnings because (1) interest accrued but unpaid as of the date a loan is placed on nonaccrual status is reversed and deducted from interest income; (2) future accruals of interest income are not recognized until it becomes probable that both principal and interest will be paid; and (3) principal charged-off, if appropriate, may necessitate additional provisions for loan losses that are charged against earnings. As a matter of policy, we generally place all loans that are past due 90 or more days on nonaccrual basis. There were no accruing loans that were past due 90 days or more at December 31, 2025 and December 31, 2024.

The following table summarizes our NPAs at the dates indicated.

Nonperforming Assets
	As of December 31,
($ in thousands)	2025	2024	2023	2022	2021
Nonperforming assets
Nonaccrual loans	$36,315	$31,779	$32,208	$28,514	$34,696
TDRs - accruing	—	—	—	9,121	13,866
Accruing loans >90 days past due	—	—	—	—	1,004
Total nonperforming loans	36,315	31,779	32,208	37,635	49,566
Foreclosed real estate	1,425	4,965	862	658	3,071
Total nonperforming assets	$37,740	$36,744	$33,070	$38,293	$52,637

Allowance for credit losses	$123,581	$122,572	$109,853	$90,967	$78,789
Total Loans	8,722,419	8,094,676	8,150,102	6,665,145	6,081,715

Asset Quality Ratios
Nonaccrual loans to total loans	0.42%	0.39%	0.40%	0.43%	0.57%
Nonperforming loans to total loans	0.42%	0.39%	0.40%	0.56%	0.82%
Nonperforming assets to total loans and foreclosed real estate	0.43%	0.45%	0.41%	0.57%	0.87%
Nonperforming assets to total assets	0.30%	0.30%	0.27%	0.36%	0.50%
Allowance for credit losses to total loans	1.42%	1.51%	1.35%	1.36%	1.30%
Allowance for credit losses to nonaccrual loans	340.30%	385.70%	341.07%	319.03%	227.08%
Allowance for credit losses to nonperforming loans	340.30%	385.70%	341.07%	241.71%	158.96%
Our asset quality continues to be strong as demonstrated by stable or improving trends in all ratios as presented in the table above. Our total nonperforming loans to total loans was 0.42% at December 31, 2025, while our total NPA ratio was 0.30% at that date. Additional discussion of the credit quality classification status of our loans is contained in Note 4 to our consolidated financial statements.
"Commercial real estate - owner occupied" is the largest category of nonaccrual loans, at $13.5 million, or 37.1% of total nonaccrual loans, followed by "Commercial and industrial" at $9.1 million, or 25.1% of total nonaccrual loans, and "Residential 1-4 family real estate" at $5.9 million, or 16.3% of total nonaccrual loans.
As of December 31, 2025, SBA loans accounted for approximately $14.8 million of our nonaccrual loans, or 9.1%, of the total SBA portfolio, and carried guarantees from the SBA totaling $7.3 million. This is compared to $15.5 million, or 11.4%, of the SBA portfolio at December 31, 2024. We continue to closely monitor the SBA loan portfolio and give it appropriate consideration when evaluating the adequacy of the ACL as those loans are generally considered inherently more risky than other loans in our portfolio. Refer to additional discussion of the ACL below.
As shown in Note 4 to the consolidated financial statements, our accruing past due loans (30 or more days) totaled $18.5 million at December 31, 2025, with the majority (55.4%) being in the Residential 1-4 family real estate category.
We classify loans as “special mention” when there is a defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing special mention loans, which are still accruing interest, totaled $29.3 million and $37.1 million as of December 31, 2025 and 2024, respectively. In addition, loans that are in the risk category of "classified" which are still accruing interest totaled $22.2 million at December 31, 2025 and $34.0 million at December 31, 2024. These loans have a risk of further deterioration and potential loss to the Bank.
Total foreclosed real estate amounted to $1.4 million at December 31, 2025, compared to $5.0 million in 2024. Six properties were added to foreclosed real estate during 2025 and we completed the sale of nine properties during the year.

Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total ACL amounted to $123.6 million at December 31, 2025 compared to $122.6 million at December 31, 2024. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2023, adjustments for acquired loan portfolios.
In the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene in third quarter of 2024, the Company identified borrowers who were potentially impacted. During 2025, the Company evaluated the commercial loan portfolio and adjusted risk ratings and nonaccrual status as applicable. Therefore, for those relationships, for December 31, 2025, the normal reserving process was applied. For the potentially impacted consumer loans, the Company applied increased reserve rates based upon severe economic factors to the approximately $268 million of loans (primarily Residential 1-4 family real estate) in the most impacted path of Hurricane Helene. This compares to consumer and commercial loans totaling $744 million at December 31, 2024. Due to the potential exposure from Hurricane Helene, the ACL on these impacted consumer loans was $1.9 million as of December 31, 2025, adding 2 basis points to the overall ACL as a percent of total loans, which was 1.42% as of December 31, 2025. As of December 31, 2024, the ACL on these loans was $13.0 million, adding 16 basis points to the overall ACL as a percent of total loans, which was 1.51%.
The ACL reflects the best estimate of life of loan expected credit losses that will result from the inability of borrowers to make required loan payments. Systematic methodologies are used to determine the ACL for loans and the allowance for certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loan portfolio.
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

Allocation of the Allowance for Credit Losses
	As of December 31,
($ in thousands)	2025	% of Loan Category	2024	% of Loan Category	2023	% of Loan Category	2022	% of Loan Category	2021	% of Loan Category
Commercial and industrial	$20,044	1.92%	$19,474	2.12%	$21,227	2.34%	$17,718	2.76%	$16,249	2.50%
Construction, development & other land loans	11,465	1.52%	9,314	1.44%	13,940	1.40%	15,128	1.62%	16,519	1.99%
Commercial real estate - owner occupied	20,298	1.50%	19,380	1.55%	18,218	1.45%	14,972	1.44%	12,317	1.24%
Commercial real estate - non owner occupied	25,017	0.88%	27,768	1.06%	24,916	0.99%	22,780	1.07%	16,789	0.93%
Multi-family real estate	5,205	0.97%	5,476	1.08%	3,825	0.91%	2,957	0.84%	1,236	0.32%
Residential 1-4 family real estate	34,068	1.96%	33,552	1.94%	21,396	1.31%	11,354	0.95%	8,686	0.85%
Home equity loans/lines of credit	3,519	0.92%	4,111	1.19%	3,339	1.00%	3,158	0.98%	4,337	1.31%
Consumer loans	3,965	5.88%	3,497	4.95%	2,992	4.37%	2,900	4.78%	2,656	4.64%
Total	$123,581	1.42%	$122,572	1.51%	$109,853	1.35%	$90,967	1.36%	$78,789	1.30%

Note: "% of Loan Category" represents the ACL as a percent of the respective total loan categories presented previously in the Loan Portfolio Composition table.

For the years indicated, the following table summarized the net loss experience by loan category and key ratios demonstrating the asset quality trends over the most recent five years.

Loan Ratios, Loss and Recovery Experience
	As of December 31,
($ in thousands)	2025	2024	2023	2022	2021
Loans outstanding at end of year	$8,722,419	$8,094,676	$8,150,102	$6,665,145	$6,081,715
Average amount of loans outstanding	8,283,246	8,046,681	7,902,628	6,293,280	5,018,391
Allowance for credit losses, at end of year	123,581	122,572	109,853	90,967	78,789

Net loan (charge-offs) recoveries
Commercial and industrial	$(5,724)	$(4,915)	$(6,965)	$(1,763)	$(1,978)
Construction, development & other land loans	168	150	250	480	703
Commercial real estate - owner occupied	(1,182)	(187)	321	477	(212)
Commercial real estate - non owner occupied	(900)	(355)	502	432	(1,562)
Multi-family real estate	—	—	13	11	12
Residential 1-4 family real estate	320	292	373	17	488
Home equity loans/lines of credit	14	270	(211)	557	178
Consumer loans	(1,251)	(1,287)	(757)	(633)	(309)
Total net charge-offs	$(8,555)	$(6,032)	$(6,474)	$(422)	$(2,680)
Average loans
Commercial and industrial	$928,407	$877,989	$865,043	$619,480	$700,557
Construction, development & other land loans	671,208	810,564	1,053,422	857,880	619,928
Commercial real estate - owner occupied	1,281,633	1,239,411	1,224,284	1,012,275	812,764
Commercial real estate - non owner occupied	2,732,414	2,552,146	2,464,389	1,968,944	1,322,685
Multi-family real estate	518,659	466,588	402,814	357,491	256,396
Residential 1-4 family real estate	1,724,566	1,696,449	1,482,941	1,091,788	951,573
Home equity loans/lines of credit	357,299	331,995	341,778	326,592	300,291
Consumer loans	69,060	71,539	67,957	58,830	54,197
Total average loans	$8,283,246	$8,046,681	$7,902,628	$6,293,280	$5,018,391

Ratios
Allowance for credit losses as a percent of loans at end of year	1.42%	1.51%	1.35%	1.36%	1.30%
Allowance for credit losses as a multiple of net charge-offs	14.45	20.32	16.97	215.56	29.40
Provision for loan losses as a percent of net charge-offs	111.79%	310.86%	305.07%	2,985.78%	358.62%
Recoveries of loans previously charged-off as a percent of loans charged-off	26.43%	37.08%	36.37%	90.55%	64.75%
Total net charge-offs as a percent of average loans	(0.10%)	(0.07%)	(0.08%)	(0.01%)	(0.05%)
Net (charge-offs) recoveries by loan category as a percent of average loans:
Commercial and industrial	(0.62%)	(0.56%)	(0.81%)	(0.28%)	(0.28%)
Construction, development & other land loans	0.03%	0.02%	0.02%	0.06%	0.11%
Commercial real estate - owner occupied	(0.09%)	(0.02%)	0.03%	0.05%	(0.03%)
Commercial real estate - non owner occupied	(0.03%)	(0.01%)	0.02%	0.02%	(0.12%)
Multi-family real estate	—%	—%	—%	—%	—%
Residential 1-4 family real estate	0.02%	0.02%	0.03%	—%	0.05%
Home equity loans/lines of credit	—%	0.08%	(0.06%)	0.17%	0.06%
Consumer loans	(1.81%)	(1.80%)	(1.11%)	(1.08%)	(0.57%)

Securities
Our securities portfolio and the breakout of AFS and HTM securities is presented in the following table.

Securities Portfolio Composition
	As of December 31,
($ in thousands)	2025	2024	2023
Securities available for sale:
US Treasury securities	$168,095	$120,581	$172,570
Government-sponsored enterprise securities	1,758	9,614	60,266
Mortgage-backed securities	1,860,357	1,897,175	1,937,784
Corporate bonds	18,346	15,692	18,759

Total securities available for sale	2,048,556	2,043,062	2,189,379

Securities held to maturity:
Mortgage-backed securities	6,735	9,198	12,085
State and local governments	506,364	510,800	521,593
Total securities held to maturity	513,099	519,998	533,678

Total securities	$2,561,655	$2,563,060	$2,723,057

Average total securities during year, at amortized cost	$2,919,710	$2,900,014	$3,216,327

During 2025, we sold $536.3 million of securities, with a weighted average yield of 1.66%, at a loss of $71.6 million and we purchased $585.1 million of securities, with a weighted average yield of 4.35%. Also impacting the change in balances of AFS securities was the improvement in unrealized loss on AFS securities which was $194.1 million at December 31, 2025 as compared to $368.1 million at December 31, 2024. Generally, we invested cash flows from amortizing investments in interest bearing cash deposits. As a result of the securities loss-earnback transactions during 2025, the composition of the securities portfolio has shifted to having a higher percentage of variable rate securities as of December 31, 2025 compared to the prior year.
The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Essentially all of our mortgage-backed securities, which include both AFS and HTM securities, are issued by GSEs or GNMA, and are traded in liquid secondary markets. These securities are recorded on the balance sheet at fair value for the AFS portfolio and at amortized cost for the HTM portfolio.

The table below presents the composition, tax equivalent yields, and remaining maturities of our securities as of December 31, 2025. For more information about these securities, including gross unrealized gains and losses by type of security and securities pledged, see Note 3 to the consolidated financial statements.

Securities Portfolio Maturity Schedule
($ in thousands)	US Treasury securities	Government & govt.-sponsored enterprise securities	Mortgage-backed securities (1)	Corporate debt securities	Total	Weighted Average Yield (2)
Securities available for sale
Remaining maturity:
One year or less	$—	$—	$594	$—	$594	3.01%
After one through five years	148,136	—	686,607	4,711	839,454	4.04%
After five through ten years	19,959	1,758	1,060,979	13,635	1,096,331	2.46%
After ten years	—	—	112,177	—	112,177	2.63%
Fair Value	$168,095	$1,758	$1,860,357	$18,346	$2,048,556
Amortized cost	$165,137	$1,968	$2,057,381	$18,192	$2,242,678	3.01%
Weighted-average yield (2)	4.15%	1.75%	2.90%	6.06%	3.01%
Weighted average maturity years	4.17	5.08	5.97	4.15	5.82

			Mortgage-backed securities (1)	State and local governments	Total	Weighted Average Yield (2)
Securities held to maturity
Remaining maturity:
One year or less			$—	$—	$—	—%
After one through five years			6,735	8,872	15,607	2.67%
After five through ten years			—	243,080	243,080	1.98%
After ten years			—	254,412	254,412	2.12%
Amortized cost			$6,735	$506,364	$513,099
Fair value			$6,536	$441,916	$448,452	2.10%
Weighted-average yield (2)			2.57%	2.09%	2.10%
Weighted average maturity years			2.26	8.50	8.44
(1)Mortgage-backed securities are shown maturing in the periods consistent with their estimated lives based on expected prepayment speeds.
(2)Yields have been computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Weighted average yield for each maturity range has been computed on a fully taxable-equivalent basis using the amortized cost of each security in that range. Yields on tax-exempt investments have been adjusted to a taxable equivalent basis using a 23.05% tax rate.

Nearly all of our $1.9 billion in AFS mortgage-backed securities at December 31, 2025 were issued by the FHLMC, FNMA, GNMA, or the SBA, each of which is a GSE and guarantees the repayment of the securities. Included in this total are private-label commercial mortgage-backed securities of $0.7 million. Mortgage-backed securities vary in their repayment in correlation with the underlying pools of mortgage loans.
At December 31, 2025, we held $513.1 million in securities classified as HTM, which are carried at amortized cost. These securities had fair values that were lower than their carrying values by $64.6 million at December 31, 2025. Approximately $6.7 million of the HTM securities were mortgage-backed securities that have been issued by either the FHLMC or FNMA. The remaining $506.4 million in HTM securities were comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. We have no significant concentration of bond holdings from one state or local government entity, with the single largest exposure to any one entity being $9.3 million. We have evaluated any unrealized losses on individual securities at each year end and determined them to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.
Deposits
Deposits represent the primary funding source for our loans and investments. Total deposits amounted to $10.7 billion at December 31, 2025, an increase of $217.9 million, or 2.1%, from December 31, 2024. Deposit growth for the year was entirely organic as there were no acquisitions during 2025. During 2025, retail deposits grew $222.6 million, or 2.1%, from the prior year end. Brokered deposits ended 2025 at $4.9 million. We continue to have a diversified and granular deposit base which has remained a stable source of funding. At December 31, 2025, noninterest-bearing deposits accounted for 32% of total deposits. This contributes to our low cost of funds.
The table below presents our historical deposit mix which continues to be predominately transaction and non-time deposit accounts. As demonstrated in the below table, total time deposits have declined to 8% of total deposits at December 31, 2025 from 10% at December 31, 2021. Such a shift in mix is beneficial for us, as non-time deposit accounts generally carry lower interest rates compared to time deposits and we are able to reprice these deposit categories as market rates move over time. Approximately 98% of our time deposits mature within one year.

Deposit Composition
	As of December 31,
	2025		2024		2023		2022		2021
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing checking accounts	$3,486,985	32%	$3,367,624	32%	$3,379,876	34%	$3,566,003	39%	$3,348,622	37%
Interest-bearing checking accounts	1,420,795	13%	1,398,395	13%	1,411,142	14%	1,514,166	16%	1,593,231	17%
Money market accounts	4,510,356	42%	4,285,405	41%	3,653,506	36%	2,416,146	26%	2,562,283	28%
Savings accounts	526,643	5%	542,133	5%	608,380	6%	728,641	8%	708,054	8%
Other time deposits	493,282	5%	566,514	5%	610,887	6%	464,343	5%	547,669	6%
Time deposits >$250,000	305,473	3%	360,854	4%	355,209	4%	276,319	3%	357,355	4%
Total customer deposits	10,743,534	100%	10,520,925	100%	10,019,000	100%	8,965,618	97%	9,117,214	100%
Brokered Deposits	4,887	—%	9,600	—%	12,599	—%	261,911	3%	7,415	—%
Total deposits	$10,748,421	100%	$10,530,525	100%	$10,031,599	100%	$9,227,529	100%	$9,124,629	100%
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
The table below presents maturities of time deposits which are individually greater than the FDIC insurance limit of $250,000 as of December 31, 2025.

	As of December 31, 2025
($ in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Time deposits greater than the FDIC insurance limit of $250,000	$148,111	$108,618	$41,879	$6,865	$305,473
As shown above, time deposits in excess of $250,000 totaled $305.5 million at December 31, 2025. On an individual account basis, there was a total of $159.9 million which was in excess of $250,000. This presentation of time deposit accounts does not evaluate total deposit relationships, account ownership types or other factors for determining the actual uninsured balances by customer.
As of December 31, 2025 and December 31, 2024, the estimated uninsured deposits we held totaled approximately $4.3 billion and $4.1 billion, respectively. As of December 31, 2025 and December 31, 2024, respectively, our insured deposits were estimated to be $6.5 billion, or 60.2% of total deposits, and $6.4 billion or 61.0% of total deposits. When coupled with deposits collateralized by investment securities with balances totaling $730.4 million and $690.5 million as of December 31, 2025 and December 31, 2024, respectively, approximately 67.0% and 67.6% of our total deposits were insured or collateralized at December 31, 2025 and December 31, 2024, respectively.
We do not take deposits through foreign offices. Deposits at December 31, 2025 from foreign depositors were nominal.

Borrowings
Although none were outstanding as of December 31, 2025, short-term borrowings can be utilized to provide balance sheet liquidity and to fund imbalances in our loan growth compared to our deposit growth. In addition, we have long-term debt in the form of trust preferred securities and have the availability to borrow from the FHLB or FRB.
Total borrowings at December 31, 2025 decreased $17.3 million from the prior year end. During the year, the Company redeemed $18.0 million of subordinated debentures.
Our borrowings outstanding as of the dates presented were as follows:

($ in thousands)	December 31, 2025	December 31, 2024
FHLB advances	$753	$802
Trust preferred capital issuances	77,324	77,324
Subordinated debentures	—	18,000
	78,077	96,126
Unamortized discounts on acquired borrowings	(3,508)	(4,250)
	$74,569	$91,876
As noted in the table above, at December 31, 2025, we had $77.3 million of borrowings structured as trust preferred capital securities which qualify as Tier I capital for regulatory capital adequacy requirements. The Company issued $46.4 million of these securities with the balance assumed from acquisitions.
At December 31, 2025, the Company had several sources of readily available borrowing capacity:
•Borrowing capacity with the FHLB of approximately $1.4 billion which can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity need, and is secured by a blanket lien on most of our real estate loan portfolio, select investment securities, and our FHLB stock (of which $0.8 million were outstanding at December 31, 2025 and December 31, 2024).
•Federal funds lines with several correspondent banks totaling $265.0 million which provide for overnight unsecured federal funds purchased (of which none were outstanding at December 31, 2025 and December 31, 2024); and,
•A line of credit with the Federal Reserve through its discount window borrowing program of approximately $763.8 million which is secured by a blanket lien on a portion of our commercial and consumer loan portfolio (excluding real estate loans) and specific investment securities. All of this line was available at both December 31, 2025 and December 31, 2024.
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
At December 31, 2025, the Company had several sources of readily available borrowing capacity as described above in the Borrowings section.
Liquidity is evaluated as both on-balance sheet (primarily cash and cash-equivalents, unpledged securities, and other marketable assets) and off-balance sheet (readily available lines of credit or other funding sources). Our overall on-balance sheet liquidity ratio was 14.9% at December 31, 2025. Our total liquidity ratio, including the $2.5 billion in available lines of credit, was 32.8% as of that date. The increase in available lines of credit during 2025 was a result of additional loan and security collateral being transferred to the FHLB to enhance the levels of off-balance sheet liquidity.
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
Presented below is a summary of our contractual obligations and other commercial commitments outstanding as of December 31, 2025.

Contractual Obligations and Other Commercial Commitments
	Payments Due Per Period ($ in thousands)
Contractual Obligation as of December 31, 2025	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings	$51	$702	$—	$77,324	$78,077
Operating leases	1,616	2,589	2,119	14,802	21,126
Time deposits, including brokered deposits	772,752	25,095	6,584	144	804,575
Non-qualified postretirement plan liabilities	575	1,179	1,148	3,883	6,785
Committed LIHTC investment obligations	36,363	70,473	1,775	2,245	110,856
Estimated interest expense on borrowings and time deposits (1)	24,702	10,672	10,445	22,114	67,933
Total contractual cash obligations	$836,059	$110,710	$22,071	$120,512	$1,089,352
(1) Represents forecasted interest expense on borrowings and time deposits based on interest rates and balances at December 31, 2025. Forecasts are based on the contractual maturity of each liability.

	Amount of Commitment Expiration Per Period ($ in thousands)
Other Commercial Commitments as of December 31, 2025	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total Amounts Committed
Lines of credit and loan commitments	481,630	646,349	241,310	971,034	2,340,323
Standby letters of credit	25,288	5,444	91	—	30,823
Total commercial commitments	$506,918	$651,793	$241,401	$971,034	$2,371,146
As presented in the table above, at December 31, 2025, we had $30.8 million in standby letters of credit outstanding. We had no carrying amount for these standby letters of credit. The nature of standby letters of credit is that of a stand-alone obligation made on behalf of our customers to suppliers of the customers to guarantee payments owed to the suppliers by the customers. The standby letters of credit are generally for terms of one year, at which time they may be renewed for another year if both parties agree. The payment of the guarantees would generally be triggered by a continued nonpayment of an obligation owed by the customer to the supplier. In the event that we are required to honor a standby letter of credit, a note, already executed by the customer, becomes effective providing repayment terms and any collateral.
It has been our experience that deposit withdrawals are generally able to be replaced with new deposits when needed or through short-term advances from the FHLB. We believe that the Bank can meet its contractual cash obligations and existing commitments from normal operations.
Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2025 amounted to $1.7 billion, a $208.6 million, or 14.4%, increase from December 31, 2024. The two basic components that typically have the largest impact on our shareholders’ equity are net income, which increases shareholders’ equity, and dividends declared, which decreases shareholders’ equity. Additionally, any stock issuances can significantly increase shareholders’ equity, including those associated with acquisitions such as in 2023, and any stock repurchases reduce shareholders’ equity. Finally, fluctuations in the amount of AOCI, generally driven by market interest rate changes resulting in increases or decreases in unrealized gains/losses on AFS securities, can have a significant impact on total equity. In 2025, the most significant factors that impacted our shareholders' equity were (1) $111.0 million net income reported for 2025, which increased equity, (2) common stock dividends declared of $37.7 million, which reduced equity; and (3) $132.7 million increase in equity related to changes in AOCI driven by lower unrealized losses on AFS securities.
As discussed in “Borrowings” above, we also currently have $77.3 million in trust preferred securities outstanding, all of which qualify as Tier I capital under regulatory standards. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
The Company and the Bank must comply with regulatory capital requirements established by the Federal Reserve and the Commissioner. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2025, approximately $1.1 billion of the Company’s investment in the Bank is restricted as to transfer to the Company without obtaining prior regulatory approval.
Our regulatory capital ratios as of December 31, 2025, 2024 and 2023 are presented in the table below. All of our capital ratios significantly exceeded the minimum regulatory thresholds for all periods presented.

Risk-Based and Leverage Capital Ratios
	As of December 31,
($ in thousands)	2025	2024	2023
Risk-Based and Leverage Capital
Common Equity Tier I capital:
Shareholders’ equity	$1,654,168	$1,445,611	$1,372,380
Intangible assets, net of deferred tax liability	(483,644)	(487,660)	(493,383)
Accumulated other comprehensive income adjustments	149,375	282,029	308,030
Total Common Equity Tier I capital	1,319,899	1,239,980	1,187,027
Add: Trust preferred securities eligible for Tier I capital treatment	71,493	71,148	70,807
Total Tier I leverage capital	1,391,392	1,311,128	1,257,834
Tier II capital:
Add: Allowable allowance for credit losses and unfunded commitments	117,202	108,320	112,491
Add: Subordinated debentures eligible for Tier II capital treatment	—	17,602	27,177
Tier II capital additions	117,202	125,922	139,668
Total capital	$1,508,594	$1,437,050	$1,397,502
Total risk weighted assets	$9,358,794	$8,642,315	$8,991,087
Adjusted fourth quarter average tangible assets	$12,407,330	$11,756,111	$11,532,812

Risk-based and Leverage capital ratios:
Common equity Tier I capital to Tier I risk adjusted assets	14.10%	14.35%	13.20%
Tier I capital to Tier I risk adjusted assets	14.87%	15.17%	13.99%
Total risk-based capital to Tier II risk-adjusted assets	16.12%	16.63%	15.54%
Tier I leverage capital to adjusted fourth quarter average assets	11.21%	11.15%	10.91%
Our goal is to maintain our capital ratios at levels at least 200 basis points higher than the regulatory “well capitalized” thresholds set for banks. At December 31, 2025, our leverage ratio was 11.21% compared to the regulatory well capitalized bank-level threshold of 4.00% and our total risk-based capital ratio was 16.12% compared to the 10.50% regulatory well capitalized threshold.
The decrease in regulatory capital ratios in 2025 was related to the increase in risk weighted assets and the redemption of $18 million of subordinated debentures, partially offset by retained net income.

In addition to regulatory capital ratios, we also closely monitor our ratio of TCE to tangible assets, which is a non-GAAP financial measure. The TCE ratio was 9.61% at December 31, 2025 compared to 8.22% at December 31, 2024, with the increase of 139 basis points related primarily to the improvement in our AOCI unrealized loss on AFS securities included in equity, partially a result of the securities loss-earnback transaction along with market improvements.
The following table reconciles common equity to tangible common equity and provides the calculation of the TCE ratio:

($ in thousands)	December 31, 2025	December 31, 2024
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,654,168	$1,445,611
Less: Goodwill and other intangibles	(483,644)	(487,660)
Tangible common equity	$1,170,524	$957,951
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,668,339	$12,147,694
Less: Goodwill and other intangibles	(483,644)	(487,660)
Tangible assets	$12,184,695	$11,660,034
TCE divided by Tangible Assets	9.61%	8.22%
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
We do not engage in significant derivatives activities, however, in 2023 to accommodate customers, we implemented a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At December 31, 2025, the Company's derivative financial instruments consist entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. Refer to Note 13 of the consolidated financial statements for additional discussion of our derivative positions.
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

Selected Financial Information

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023	2022	2021
Income Statement Data
Interest income	$557,235	$519,240	$488,944	$341,118	$255,918
Interest expense	158,988	186,967	142,101	16,103	9,523
Net interest income	398,247	332,273	346,843	325,015	246,395
Provision for credit losses	11,502	16,448	17,813	12,400	15,031
Net interest income after provision	386,745	315,825	329,030	312,615	231,364
Noninterest income	(7,935)	17,899	57,305	67,824	73,611
Noninterest expense	239,310	235,607	254,379	195,220	184,656
Income before income taxes	139,500	98,117	131,956	185,219	120,319
Income tax expense	28,452	21,902	27,825	38,283	24,675
Net income	111,048	76,215	104,131	146,936	95,644

Per Common Share Data
Earnings per common share – basic	$2.68	$1.85	$2.54	$4.12	$3.19
Earnings per common share – diluted	2.68	1.84	2.53	4.12	3.19
Cash dividends declared	0.91	0.88	0.88	0.88	0.80
Market Price
High	55.55	49.20	43.24	49.00	50.92
Low	36.02	29.79	26.48	32.90	32.47
Close	50.79	43.97	37.01	42.84	45.72
Stated book value – common	39.89	34.96	33.38	28.89	34.54
Common shares outstanding at year end	41,466,227	41,347,418	41,109,987	35,704,154	35,629,177

Selected Balance Sheet Data (at year end)
Total assets	$12,668,339	$12,147,694	$12,114,942	$10,625,049	$10,508,901
Loans	8,722,419	8,094,676	8,150,102	6,665,145	6,081,715
Allowance for credit losses	(123,581)	(122,572)	(109,853)	90,967	78,789
Intangible assets	495,982	501,654	508,257	372,933	376,618
Deposits	10,748,421	10,530,525	10,031,599	9,227,529	9,124,629
Borrowings	74,569	91,876	630,158	287,507	67,386
Total shareholders’ equity	1,654,168	1,445,611	1,372,380	1,031,596	1,230,575

Selected Average Balances
Total assets	12,512,030	12,134,495	12,033,033	10,556,772	8,495,645
Loans	8,283,246	8,046,681	7,902,628	6,293,319	5,018,391
Earning assets	11,699,360	11,508,581	11,433,492	9,989,242	7,871,319
Deposits	10,752,463	10,408,082	10,176,966	9,283,527	7,401,910
Interest-bearing liabilities	7,335,923	7,274,014	7,037,105	5,758,001	4,736,343
Total shareholders’ equity	1,549,873	1,416,461	1,293,085	1,097,385	969,775

Ratios
Return on average assets	0.89%	0.63%	0.87%	1.39%	1.13%
Return on average common equity	7.16%	5.38%	8.05%	13.40%	9.86%
Total risk-based capital ratio	16.12%	16.63%	15.54%	15.09%	14.67%
Net interest margin	3.40%	2.89%	3.03%	3.25%	3.13%
Net interest margin (taxable-equivalent basis)	3.42%	2.93%	3.06%	3.28%	3.16%
Loans to deposits at year end	81.15%	76.87%	81.24%	72.23%	66.65%
Allowance for loan losses to total loans	1.42%	1.51%	1.35%	1.36%	1.30%
Nonperforming assets to total assets at year end	0.30%	0.30%	0.27%	0.36%	0.50%
Net (charge-offs) recoveries to average total loans	(0.10%)	(0.07%)	(0.08%)	(0.01%)	(0.05%)

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

	Percentage change in Net Interest Income (1)
Change in Interest Rates (in basis points)	December 31, 2025	December 31, 2024
+ 400	6.3%	2.3%
+ 300	5.7%	2.8%
+ 200	4.6%	3.3%
+ 100	3.5%	4.3%
- 100	(2.1)%	(0.1)%
- 200	(4.0)%	(0.8)%
- 300	(5.2)%	(1.4)%
- 400	(7.6)%	(2.3)%
(1) - The percentage change represents the projected net interest income for 12 months on a static balance sheet in a stable rate environment as compared to the projected net interest income in the various rate scenarios with immediate and parallel shocks applied to the yield curve.
During the last four months of 2024, the FOMC decreased short term rates 100 basis points with a target federal funds rate of 4.25% - 4.50% at December 31, 2024. Further, during the last four months of 2025, the FOMC again decreased short term rates another 75 basis points with a target federal funds rate of 3.50%-3.75% at December 31, 2025. As evidenced by our results for 2024 and 2025, the Company has reacted quickly to interest rate cuts by the FOMC and thus reduced the Company's total cost of deposits, thereby increasing net interest income. As of December 31, 2025, assuming no change in the shape of the yield curve, the Company is reflecting an asset sensitive position. Given the decline in the short term rates from December 31, 2024 to December 31, 2025, the declining rate scenarios for the current year reflect the impact of deposit accounts approaching or reaching minimum rate levels.
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

	Percentage change in Economic Value of Equity (1)
Change in Interest Rates (in basis points)	December 31, 2025	December 31, 2024
+ 400	(4.2)%	(3.0)%
+ 300	(2.7)%	(2.0)%
+ 200	(1.6)%	(1.3)%
+ 100	(0.1)%	0.2%
- 100	(1.5)%	(1.2)%
- 200	(5.3)%	(5.1)%
- 300	(11.0)%	(11.8)%
- 400	(21.0)%	(21.0)%
(1) - The percentage change represents our economic value of equity in a stable rate environment as compared to the economic value of equity in the various rate scenarios with immediate and parallel shocks applied to the yield curve.
As of December 31, 2025, the Company's EVE variability has remained relatively consistent across rate levels compared to 2024. Portions of the Company's deposits are nearing their modeled floor rates and therefore reflect a negative projected change in value for the more pronounced rate declines. Refer also to the discussion above under Earnings Simulation Analysis.
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

Item 8. Financial Statements and Supplementary Data
First Bancorp
Consolidated Balance Sheets

($ in thousands)	December 31, 2025	December 31, 2024
Assets
Cash and due from banks, noninterest-bearing	$146,759	$78,596
Due from banks, interest-bearing	162,836	428,911
Total cash and cash equivalents	309,595	507,507

Securities available for sale (amortized cost of $2,242,678 and $2,411,117, respectively)	2,048,556	2,043,062
Securities held to maturity (fair values of $448,452 and $428,571, respectively)	513,099	519,998
Presold mortgages in process of settlement	7,790	5,942

Loans	8,722,419	8,094,676
Allowance for credit losses on loans	(123,581)	(122,572)
Net loans	8,598,838	7,972,104

Premises and equipment, net	139,125	143,459
Accrued interest receivable	39,206	36,329
Goodwill	478,750	478,750
Other intangible assets, net	17,232	22,904
Bank-owned life insurance	193,286	188,460
Other assets	322,862	229,179
Total assets	$12,668,339	$12,147,694

Liabilities
Deposits
Noninterest-bearing deposits	$3,486,985	$3,367,624
Interest-bearing deposits	7,261,436	7,162,901
Total deposits	10,748,421	10,530,525
Borrowings	74,569	91,876
Accrued interest payable	3,747	4,604
Other liabilities	187,434	75,078
Total liabilities	11,014,171	10,702,083

Commitments and contingencies (see Note 12)

Shareholders’ Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,466,227 shares and 41,347,418 shares, respectively	973,884	971,313
Retained earnings	829,659	756,327
Stock in rabbi trust assumed in acquisition	(885)	(1,148)
Rabbi trust obligation	885	1,148
Accumulated other comprehensive income (loss)	(149,375)	(282,029)
Total shareholders’ equity	1,654,168	1,445,611
Total liabilities and shareholders’ equity	$12,668,339	$12,147,694
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Income

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Interest Income
Interest and fees on loans	$462,306	$441,181	$418,853
Interest on investment securities:
Taxable interest income	68,055	47,510	52,276
Tax-exempt interest income	4,461	4,466	4,485
Other, principally overnight investments	22,413	26,083	13,330
Total interest income	557,235	519,240	488,944

Interest Expense
Interest on deposits	152,518	172,085	114,866
Interest on borrowings	6,470	14,882	27,235
Total interest expense	158,988	186,967	142,101

Net interest income	398,247	332,273	346,843
Provision for credit losses	11,502	16,448	17,813
Net interest income after provision for credit losses	386,745	315,825	329,030

Noninterest Income
Service charges on deposit accounts	16,237	16,620	16,800
Other service charges and fees	24,486	22,267	22,085
Presold mortgage loan fees and gains on sale	1,819	2,292	1,613
Commissions from sales of financial products	6,274	5,270	5,503
SBA loan sale gains	1,072	3,630	2,489
Bank-owned life insurance income	5,113	4,773	4,350
Securities losses, net	(71,627)	(37,981)	—
Other income, net	8,691	1,028	4,465
Total noninterest income	(7,935)	17,899	57,305

Noninterest Expense
Salaries incentives and commissions expense	119,478	113,853	114,415
Employee benefit expense	24,706	26,169	25,436
Total personnel expense	144,184	140,022	139,851
Occupancy and equipment expense	20,435	20,535	21,554
Merger and acquisition expenses	—	—	13,695
Intangibles amortization expense	5,672	6,604	8,003
Other operating expenses	69,019	68,446	71,276
Total noninterest expense	239,310	235,607	254,379

Income before income taxes	139,500	98,117	131,956
Income tax expense	28,452	21,902	27,825

Net income	$111,048	$76,215	$104,131

Earnings per common share:
Basic	$2.68	$1.85	$2.54
Diluted	2.68	1.84	2.53

Weighted average common shares outstanding:
Basic	41,196,459	41,021,475	40,746,772
Diluted	41,453,247	41,327,216	41,164,834
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
($ in thousands)	2025	2024	2023

Net income	$111,048	$76,215	$104,131
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, pretax	102,306	(5,316)	43,343
Tax (expense) benefit	(24,607)	2,043	(9,279)
Reclassification to realized losses	71,627	37,981	—
Tax benefit	(16,508)	(8,869)	—
Postretirement plans:
Net (losses) gains arising during period	(102)	111	(607)
Tax benefit (expense)	23	(26)	141
Amortization of unrecognized net actuarial (losses) gains	(111)	100	(545)
Tax benefit (expense)	26	(23)	126
Reclassification of net actuarial losses due to settlement to realized losses	—	—	998
Tax benefit	—	—	(232)
Other comprehensive income (loss)	132,654	26,001	33,945
Comprehensive income (loss)	$243,702	$102,216	$138,076
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data)	Common stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Balances, January 1, 2023	35,704	$725,153	$648,418	$(1,585)	$1,585	$(341,975)	$1,031,596

Net income			104,131				104,131
Cash dividends declared ($0.88 per common share)			(36,129)				(36,129)
Change in Rabbi Trust Obligation				200	(200)		—
Equity issued pursuant to acquisition	5,033	229,489					229,489
Stock option exercises	237	4,519					4,519
Stock withheld for payment of taxes	(23)	(743)					(743)
Stock-based compensation	159	5,572					5,572
Other comprehensive income						33,945	33,945

Balances, December 31, 2023	41,110	963,990	716,420	(1,385)	1,385	(308,030)	1,372,380

Net income			76,215				76,215
Cash dividends declared ($0.88 per common share)			(36,308)				(36,308)
Change in Rabbi Trust Obligation				237	(237)		—
Stock option exercises	192	4,094					4,094
Stock withheld for payment of taxes	(38)	(1,691)					(1,691)
Stock-based compensation	83	4,920					4,920
Other comprehensive income						26,001	26,001

Balances, December 31, 2024	41,347	971,313	756,327	(1,148)	1,148	(282,029)	1,445,611

Net income			111,048				111,048
Cash dividends declared ($0.91 per common share)			(37,716)				(37,716)
Change in Rabbi Trust Obligation				263	(263)		—
Stock repurchases	(25)	(991)					(991)
Stock option exercises	84	1,491					1,491
Stock withheld for payment of taxes	(39)	(1,692)					(1,692)
Stock-based compensation	99	3,763					3,763
Other comprehensive income						132,654	132,654

Balances, December 31, 2025	41,466	$973,884	$829,659	$(885)	$885	$(149,375)	$1,654,168
See accompanying notes to consolidated financial statements.

First Bancorp
Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net income	$111,048	$76,215	$104,131
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	11,502	16,448	17,813
Net security premium amortization	5,142	8,628	9,337
Deferred income taxes, net	30,917	(4,869)	(782)
Loan discount accretion	(7,438)	(10,718)	(13,277)
Deposit and debt discount accretion, net	1,087	1,593	3,943
Foreclosed real estate gains, net	261	(245)	(150)
Securities losses, net	71,627	37,981	—
Other (gains) losses, net	(8,660)	(633)	(1,857)
Bank-owned life insurance income	(5,113)	(4,773)	(4,350)
Net amortization of deferred loan costs/(fees)	450	(1,366)	(1,225)
Depreciation of premises and equipment	6,793	7,760	7,754
Amortization of operating lease right-of-use assets	1,323	1,815	2,100
Repayments of lease obligations	(1,257)	(1,738)	(1,988)
Stock-based compensation expense	3,763	4,920	5,125
Amortization of intangible assets	5,672	6,604	8,003
Amortization and impairment of SBA servicing assets	1,141	1,699	1,356
Gains on sale of loans	(2,891)	(5,922)	(4,102)
Origination of presold mortgage loans and SBA loans held for sale	(92,058)	(133,352)	(137,483)
Proceeds from sales of presold mortgage loans and SBA loans	100,428	174,541	124,887
Increase (decrease) in accrued interest receivable	(2,877)	1,022	(1,904)
(Increase) decrease in other assets	(6,220)	(5,396)	12,435
(Decrease) increase in accrued interest payable	(857)	(1,095)	2,579
(Decrease) increase in other liabilities	(20,652)	5,662	(949)
Net cash provided by (used in) operating activities	203,131	174,781	131,396
Cash Flows From Investing Activities
Purchases of securities available for sale	(585,084)	(494,895)	(1,169)
Proceeds from maturities, calls and principal repayments of securities available for sale	216,476	243,029	165,358
Proceeds from maturities, calls and principal repayments of securities held to maturity	2,525	8,272	3,453
Proceeds from sales of securities available for sale	464,652	385,125	111,863
Proceeds from sale of VISA B shares	—	4,522	—
Purchases of Federal Reserve and FHLB stock	(399)	(39,697)	(85,819)
Redemptions of Federal Reserve and FHLB stock	—	52,990	70,928
Proceeds from bank owned life insurance death benefits	287	210	137
Purchases of other investments	(29,927)	(6,824)	(9,754)
Net (increase) decrease in loans	(638,661)	17,494	(466,488)
Proceeds from sales of foreclosed real estate	5,052	758	967
Purchases of premises and equipment	(4,245)	(2,657)	(4,421)
Proceeds from sales of premises and equipment	7,255	1,339	970
Net cash received in acquisition activities	—	—	22,610
Net cash provided by (used in) investing activities	(562,069)	169,666	(191,365)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	217,552	498,100	(244,339)
Proceeds from the issuance of FHLB and FRB borrowings	2,000	986,000	3,348,000
Repayment of FHLB and FRB borrowings	(2,050)	(1,515,049)	(3,044,991)
Repayment of subordinated debentures	(18,000)	(10,000)	—
Cash dividends paid – common stock	(37,284)	(36,249)	(34,940)
Repurchases of common stock	(991)	—	—
Proceeds from stock option exercises	1,491	4,094	4,519
Payment of taxes related to stock withheld	(1,692)	(1,691)	(743)
Net cash provided (used) by financing activities	161,026	(74,795)	27,506
(Decrease) increase in cash and cash equivalents	(197,912)	269,652	(32,463)
Cash and Cash Equivalents, beginning of year	507,507	237,855	270,318
Cash and Cash Equivalents, end of year	$309,595	$507,507	$237,855
(Continued)

First Bancorp
Consolidated Statements of Cash Flows
(Continued)

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$159,156	$186,894	$135,704
Cash paid during the period for income taxes	11,020	33,500	29,734
Cash paid during the period for the purchase of transferable tax credits	9,337	—	—
Non-cash: Unrealized gain (loss) on securities available for sale, net of taxes	132,818	25,839	34,064
Non-cash: Foreclosed loans transferred to foreclosed real estate	1,774	4,551	1,036
Non-cash: Accrued dividends at end of period	9,537	9,105	9,046
Non-cash: Cancellation of operating lease right-of-use assets and operating lease liabilities	—	(1,497)	—
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	939	—	260
Non-cash: Revision of operating lease right-of-use assets and operating lease liabilities	—	—	(562)
Non-cash: Affordable housing investments obtained in exchange for funding commitments	130,743	—	—
Acquisition of GrandSouth Bancorporation	—	—	See Note 2
See accompanying notes to consolidated financial statements.

First Bancorp
Notes to Consolidated Financial Statements
December 31, 2025
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
All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 2024 and 2023 consolidated financial statements to be comparable to 2025. These reclassifications had no effect on net income. Subsequent events have been evaluated through the date of filing this Annual Report Form 10-K.
Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for credit losses on loans and the allowance for unfunded commitments.
Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are record as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. The Company does not believe there now are such matters that will have a material effect on the financial statements.
Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.
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
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to these loans totaled $29.8 million at December 31, 2025 and $27.6 million at December 31, 2024, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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
In determining the proper level of default rates and loss given default, management has determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. It therefore utilizes its own historical credit loss experience by each loan segment over an economic cycle, while excluding loss experience from certain acquired institutions. Management considers forward-looking information in estimating expected credit losses. For substantially all segments of loans, the Company incorporates two or more macroeconomic drivers using a statistical regression modeling methodology. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline forecast and alternative scenarios for the United States economy. The baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection, along with the alternative scenarios, are evaluated by management to determine the best forecast to use for macroeconomic factors in the model.
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
Included in its systematic methodology to determine its ACL on loans, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. This is done through the use of a scorecard, which considers, through the use of weighting and risk scoring, a range of maximum and minimum loss rates and can either increase or decrease the quantitative model estimation (i.e., formulaic model results). Through the use of the score card, each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: 1) changes in lending policies, procedures, and strategies, 2) changes in the nature and volume of the portfolio, 3) staff experience, 4) changes in volume and trends in classified loans, delinquencies, and nonaccrual loans, 5) concentration risk, 6) trends in underlying collateral value, 7) external factors, including competition and legal and regulatory factors, 8) changes in the quality of the Company's loan review system, and 9) economic conditions not already captured.

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
Loan Modifications to Borrowers Experiencing Financial - A loan that is refinanced or restructured by the Company when a borrower is experiencing financial difficulty is generally considered a Financial Difficulty Modification ("FDM"). Such modification is evaluated to determine if the changes to the loan result in a new loan or a continuation of the existing loan, and to determine the appropriate treatment of deferred loan fees/costs, (i.e. to recognize in income if considered a new loan or to continue amortization if determined to be a continuation of the loan). The ACL on a FDM is measured using the same method as all other loans held for investment. FDMs that share similar risk characteristics and consistently discounted based on the post-modification effective rate.
Small Business Administration ("SBA") Loans Held for Sale and SBA Retained Loan Discount – All SBA loans originated are underwritten and documented as prescribed by the SBA. SBA loans are generally fully amortizing and have maturity dates and amortizations of up to 25 years. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market may be classified as held for sale if the Company intends to sell them in the near future and generally has acceptable bids for such loans. SBA loans classified as held for sale are carried at the lower of cost or fair value. For any guaranteed portion of an SBA loan that is sold, the Company generally sells that portion as soon as its eligible to be sold and retains the servicing right. When the guaranteed portion of an SBA loan is sold, the Company allocates the carrying basis of the loan between the guaranteed portion of the loan sold, the unguaranteed portion of the loans retained, and the servicing asset based on their relative fair values.  A gain is recorded for the difference between the proceeds received from the sale and the basis allocated to the sold portion. The relative fair value allocation results in a discount that is recorded on the unguaranteed portion of the loan that is retained. The discount is amortized as a yield adjustment over the life of the loan, so long as the loan performs.
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
Foreclosed Real Estate - Foreclosed real estate consists primarily of real estate acquired by the Company through legal foreclosure or deed in lieu of foreclosure. The property is initially carried at the estimated fair value of the property less estimated selling costs. Subsequent to foreclosure, any decline in fair value or gain or loss on disposition are recorded through noninterest expense on the "Other operating expenses" line in the consolidated statements of income. Capital expenditures made to improve the property are capitalized. Costs incurred to maintain the property are expensed as incurred and are also included in "Other operating expenses." Foreclosed real estate are included in the "Other assets" line on the consolidated balance sheets and totaled $1.4 million and $5.0 million at December 31, 2025 and 2024, respectively.
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
Income Taxes - On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 7 for additional information. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are more likely than not expected to be realized based upon available evidence.
Other Investments – The Company accounts for its investments in limited partnerships and limited liability companies (“LLCs”) using the equity method of accounting if the percentage ownership and degree of management influence in the investments warrants such accounting treatment. Other investments are recorded in "Other assets" on the consolidated balance sheets. Under the equity method of accounting, the Company records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect the Company’s share of income or loss of the investee, recorded within noninterest income as "Other income, net" on the consolidated statements of income. The Company’s recognition of earnings or losses from an equity method investment is based on the Company’s ownership percentage in the investee and the investee’s earnings on a quarterly basis. The investees generally provide their financial information during the quarter following the end of a given period. The Company’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.
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
Leases - The Company leases certain branch locations and administrative offices which are generally classified as operating leases with right-of-use assets and the associated lease obligations being recorded, respectively, in "Other assets" and "Other liabilities" on the consolidated balance sheets. For leases where the Company is the lessee that have initial terms greater than one year, right-of-use assets and corresponding lease liabilities are reported on the balance sheet. Leases with an initial term of less than one year are not recorded on the balance sheet, rather, the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense is recognized on a straight-line basis over the lease term and included in "Occupancy expense" on the consolidated statements of income.
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
The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. The Company classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges ("undesignated hedges"). As of December 31, 2025, the Company has only entered into derivatives classified as undesignated hedges for which changes in fair value are recognized in current period earnings in either noninterest income or noninterest expense.
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
Recent Accounting Pronouncements
Accounting Standards Adopted in 2025
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” amended existing guidance to improve the transparency of income tax disclosures, including disclosure of specific categories in the rate reconciliation, providing additional information for certain reconciling items, and providing details on income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The adoption of ASU

2023-09 did not have a significant impact on the Company's consolidated financial statements. Disclosures have been updated in Note 7 to comply with the ASU as required.
Accounting Standards Pending Adoption
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
ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)" amended the Derivatives and Hedging and Revenue from Contracts with Customers topics in the Accounting Standards Codification to refine derivative scope and clarify the accounting treatment of share-based noncash consideration from customers in revenue contracts. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. Entities may apply the guidance prospectively or on a modified retrospective basis. The adoption of ASU 2025-07 is not expected to have a significant impact on the Company's consolidated financial statements.
ASU 2025-08, "Financial Instruments-Credit Losses (Topic 326): Purchased Loans" amended the Financial Instruments—Credit Losses topic in the Accounting Standards Codification to expand the population of acquired financial assets subject to the gross-up approach. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements. The accounting for future business combinations, if any, would be impacted.
ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" amended the Derivatives and Hedging topic in the Accounting Standards Codification to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this ASU. Upon adoption of the amendments, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. The Company does not expect these amendments to have a material effect on its financial statements.
ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" amended the Interim Reporting topic in the Accounting Standards Codification to clarify current interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will apply the amendments retrospectively to any or all prior periods presented in the financial statements. The Company does not expect these amendments to have a material effect on its financial statements.
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

Supplemental Pro Forma Financial Information

The following table discloses the impact of the acquisition of GrandSouth from the acquisition date of January 1, 2023 through December 31, 2023. These amounts are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2023. The operations of GrandSouth have been integrated into the Bank's existing operations and therefore separate results of operations are not presented for the years ended December 31, 2025 and December 31, 2024. Merger-related costs have been excluded from these amounts and the provisions for credit loss amounts associated with non-PCD loans and unfunded commitments that were discussed above have also been excluded.

($ in thousands, unaudited)	Revenue	Net Income
Year Ended December 31, 2023
Actual GrandSouth results included in statement of income since acquisition date	$58,301	$22,058
Note 3. Securities
The book values and approximate fair values of investment securities at December 31, 2025 and 2024 are summarized as follows:

	2025				2024
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
US Treasury securities	$165,137	$168,095	$3,004	$(46)	$121,051	$120,581	$—	$(470)
Government-sponsored enterprise securities	1,968	1,758	—	(210)	11,961	9,614	—	(2,347)
Mortgage-backed securities	2,057,381	1,860,357	4,008	(201,032)	2,261,924	1,897,175	60	(364,809)
Corporate bonds	18,192	18,346	193	(39)	16,181	15,692	—	(489)
Total available for sale	$2,242,678	$2,048,556	$7,205	$(201,327)	$2,411,117	$2,043,062	$60	$(368,115)

Securities held to maturity:
Mortgage-backed securities	$6,735	$6,536	$—	$(199)	$9,198	$8,739	$—	$(459)
State and local governments	506,364	441,916	19	(64,467)	510,800	419,832	1	(90,969)
Total held to maturity	$513,099	$448,452	$19	$(64,666)	$519,998	$428,571	$1	$(91,428)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of December 31, 2025 and 2024.
Accrued interest receivable on AFS debt securities was $5.2 million and $4.6 million at December 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on HTM debt securities was of $4.2 million as of December 31, 2025 and December 31, 2024.

The following table presents information regarding all securities with unrealized losses at December 31, 2025:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$19,959	$46	$—	$—	$19,959	$46
Government-sponsored enterprise securities	—	—	1,758	210	1,758	210
Mortgage-backed securities	157,405	684	1,074,038	200,547	1,231,443	201,231
Corporate bonds	3,711	39	—	—	3,711	39
State and local governments	—	—	436,511	64,467	436,511	64,467
Total temporarily impaired securities	$181,075	$769	$1,512,307	$265,224	$1,693,382	$265,993
The following table presents information regarding all securities with unrealized losses at December 31, 2024:

	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$120,581	$470	$—	$—	$120,581	$470
Government-sponsored enterprise securities	—	—	9,614	2,347	9,614	2,347
Mortgage-backed securities	317,015	1,845	1,538,156	363,423	1,855,171	365,268
Corporate bonds	380	51	13,562	438	13,942	489
State and local governments	4,513	75	414,331	90,894	418,844	90,969
Total temporarily impaired securities	$442,489	$2,441	$1,975,663	$457,102	$2,418,152	$459,543
As of December 31, 2025, the Company's securities portfolio included 573 securities of which 491 securities were in an unrealized loss position. As of December 31, 2024, the Company's securities portfolio included 584 securities of which 560 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at December 31, 2025 and 2024 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Nearly all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or SBA, each of which is a GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At December 31, 2025 and 2024, the Company determined that expected credit losses associated with HTM securities were insignificant.

The book values and fair values of investment securities at December 31, 2025, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one year but within five years	149,881	152,847	8,872	8,587
Due after five years but within ten years	35,416	35,352	243,080	214,751
Due after ten years	—	—	254,412	218,578
Mortgage-backed securities	2,057,381	1,860,357	6,735	6,536
Total securities	$2,242,678	$2,048,556	$513,099	$448,452
At December 31, 2025 and 2024, investment securities with carrying values of $876.8 million and $806.0 million, respectively, were pledged as collateral for public deposits. In addition, at December 31, 2025 and 2024, investment securities with carrying values of $622.1 million and $661.0 million, respectively, were pledged as collateral to the FRB to secure any such borrowings.
At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
During 2025, the Company received proceeds from sales of securities of $464.7 million and recorded $71.6 million in gross losses from the sales. During 2024, the Company received proceeds from sales of securities of $385.1 million and recorded $41.5 million in gross losses from the sales. These losses were partially offset by the $4.5 million gain on the sale of the Visa stock discussed below. Also Included in "Securities losses, net" in the consolidated statements of income, during 2024, the Company received proceeds from the call of a security of $5.2 million and recorded a $1.0 million loss related to the unamortized premium balance at the time of the call. In 2023, there were no sales of investment securities with the exception of securities acquired from GrandSouth which were subsequently liquidated as discussed in Note 2. There was no gain or loss associated with the sale of acquired securities.
During the second quarter of 2024, the Company sold all of its holdings of Class B shares of Visa, Inc. (“Visa”) stock that were received upon Visa’s initial public offering and recognized a gain of $4.5 million. As the Class B stock did not initially have a readily determinable fair value, it was carried at $0 prior to the sale.
Included in “Other assets” in the consolidated balance sheets are investments in FHLB and Federal Reserve stock totaling $41.6 million and $41.3 million at December 31, 2025 and 2024, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.5 million at December 31, 2025 and 2024, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost of $33.1 million and $32.7 million at December 31, 2025 and 2024, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.

Note 4. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

	December 31, 2025		December 31, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Commercial and industrial	$1,046,438	12%	$919,690	11%
Construction, development & other land loans	753,199	9%	647,167	8%
Commercial real estate - owner occupied	1,353,912	15%	1,248,812	16%
Commercial real estate - non owner occupied	2,843,555	33%	2,625,554	33%
Multi-family real estate	537,015	6%	506,407	6%
Residential 1-4 family real estate	1,736,453	20%	1,729,322	21%
Home equity loans/lines of credit	383,652	4%	345,883	4%
Consumer loans	67,458	1%	70,653	1%
Subtotal	8,721,682	100%	8,093,488	100%
Unamortized net deferred loan costs/(fees)	737		1,188
Total loans	$8,722,419		$8,094,676
The above table includes SBA loans, generally originated under the SBA 7A loan program, with additional information on these loans presented in the table below.

($ in thousands)	December 31, 2025	December 31, 2024
Guaranteed portions of SBA Loans included in table above	$61,501	$34,095
Unguaranteed portions of SBA Loans included in table above	100,509	101,356
Total SBA loans included in the table above	$162,010	$135,451

Sold portions of SBA loans with servicing retained - not included in table above	$284,649	$330,482
At December 31, 2025 and December 31, 2024, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $2.0 million and $2.9 million respectively.
At December 31, 2025 and December 31, 2024, loans in the amount of $7.1 billion and $6.7 billion, respectively, were pledged as collateral to the Federal Reserve and the FHLB for borrowing capacity. Refer to Note 9 for further discussion.
At December 31, 2025 and 2024, total loans included loans to directors and executive officers of the Company, and their associates, totaling approximately $60.7 million and $62.9 million, respectively. There were no new loans or advances on existing loans for the year ended December 31, 2025 and repayments amounted to $1.9 million for that period. Loans with a total balance of $0.3 million were removed from the population as the director retired from the board during 2025. Available credit on related party loans totaled $0.3 million and $1.0 million at December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and 2024, unamortized discounts on all acquired loans totaled $8.8 million and $15.1 million, respectively.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate.
The following table summarizes the NPAs for each date presented.

($ in thousands)	December 31, 2025	December 31, 2024
Nonperforming assets
Nonaccrual loans	$36,315	$31,779
Accruing loans > 90 days past due	—	—
Total nonperforming loans	36,315	31,779
Foreclosed real estate	1,425	4,965
Total nonperforming assets	$37,740	$36,744

At December 31, 2025 and 2024, the Company had $1.0 million and $1.2 million, respectively, in residential mortgage loans in process of foreclosure.
At December 31, 2025 and December 31, 2024, there were commitments to lend immaterial amounts of additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2025.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,130	$9,130
Construction, development & other land loans	—	202	202
Commercial real estate - owner occupied	1,825	11,639	13,464
Commercial real estate - non owner occupied	4,269	709	4,978
Residential 1-4 family real estate	—	5,908	5,908
Home equity loans/lines of credit	—	2,407	2,407
Consumer loans	—	226	226
Total	$6,094	$30,221	$36,315
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2024.

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,804	$9,804
Construction, development & other land loans	—	90	90
Commercial real estate - owner occupied	879	8,488	9,367
Commercial real estate - non owner occupied	—	887	887
Residential 1-4 family real estate	—	9,487	9,487
Home equity loans/lines of credit	—	1,795	1,795
Consumer loans	—	349	349
Total	$879	$30,900	$31,779
There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2025.

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$1,034,943	$1,824	$541	$9,130	$1,046,438
Construction, development & other land loans	752,388	602	7	202	753,199
Commercial real estate - owner occupied	1,338,042	2,130	276	13,464	1,353,912
Commercial real estate - non owner occupied	2,838,054	—	523	4,978	2,843,555
Multi-family real estate	537,015	—	—	—	537,015
Residential 1-4 family real estate	1,720,305	6,685	3,555	5,908	1,736,453
Home equity loans/lines of credit	379,437	1,570	238	2,407	383,652
Consumer loans	66,692	290	250	226	67,458
Total	$8,666,876	$13,101	$5,390	$36,315	8,721,682
Unamortized net deferred loan fees					737
Total loans					$8,722,419

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2024.

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60- 89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$906,903	$2,442	$541	$9,804	$919,690
Construction, development & other land loans	647,077	—	—	90	647,167
Commercial real estate - owner occupied	1,236,396	2,073	976	9,367	1,248,812
Commercial real estate - non owner occupied	2,614,843	9,678	146	887	2,625,554
Multi-family real estate	506,407	—	—	—	506,407
Residential 1-4 family real estate	1,699,800	12,973	7,062	9,487	1,729,322
Home equity loans/lines of credit	342,551	1,118	419	1,795	345,883
Consumer loans	69,775	317	212	349	70,653
Total	$8,023,752	$28,601	$9,356	$31,779	8,093,488
Unamortized net deferred loan (fees) costs					1,188
Total loans					$8,094,676
Collateral dependent loans are individually evaluated loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews loans on nonaccrual with a net book balance of $500,000 or greater for designation as collateral dependent loans, as well as certain other loans that may still be accruing interest and/or are less than $500,000 in size that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL.
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2025.

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$5,390	$5,390
Commercial real estate - non owner occupied	4,269	4,269
Total	$9,659	$9,659
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2024.

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$879	$879
Total	$879	$879
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
Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model, and as occurred in 2025, adjustments for acquired loan portfolios. Much of the change to the level of ACL during the year ended December 31, 2025 is attributed to the potential exposure from Hurricane Helene. The balance of the change was a result of loan growth during the year and updated prepayment speed estimates in the CECL model, thus requiring additional allowance for the estimated longer life of loans.
The following tables present the activity in the ACL on loans for each of the periods indicated. Fluctuations in the ACL each period are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, other assumptions and inputs to the CECL model.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2025
Commercial and industrial	$19,474	$(7,741)	$2,017	$6,294	$20,044
Construction, development & other land loans	9,314	—	168	1,983	11,465
Commercial real estate - owner occupied	19,380	(1,340)	158	2,100	20,298
Commercial real estate - non owner occupied	27,768	(938)	38	(1,851)	25,017
Multi-family real estate	5,476	—	—	(271)	5,205
Residential 1-4 family real estate	33,552	(127)	447	196	34,068
Home equity loans/lines of credit	4,111	(69)	83	(606)	3,519
Consumer loans	3,497	(1,414)	163	1,719	3,965
	$122,572	$(11,629)	$3,074	$9,564	$123,581

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2024
Commercial and industrial	$21,227	$(7,278)	$2,363	$3,162	$19,474
Construction, development & other land loans	13,940	(79)	229	(4,776)	9,314
Commercial real estate - owner occupied	18,218	(223)	36	1,349	19,380
Commercial real estate - non owner occupied	24,916	(462)	107	3,207	27,768
Multi-family real estate	3,825	—	—	1,651	5,476
Residential 1-4 family real estate	21,396	(18)	310	11,864	33,552
Home equity loans/lines of credit	3,339	(2)	272	502	4,111
Consumer loans	2,992	(1,525)	238	1,792	3,497
	$109,853	$(9,587)	$3,555	$18,751	$122,572

($ in thousands)	Beginning balance	Initial ACL for acquired PCD loans	Charge-offs	Recoveries	Provisions/(Reversals)	Ending balance
As of and for the year ended December 31, 2023
Commercial and industrial	$17,718	$5,197	$(8,358)	$1,393	$5,277	$21,227
Construction, development & other land loans	15,128	49	(120)	370	(1,487)	13,940
Commercial real estate - owner occupied	14,972	191	(144)	465	2,734	18,218
Commercial real estate - non owner occupied	22,780	51	(235)	737	1,583	24,916
Multi-family real estate	2,957	—	—	13	855	3,825
Residential 1-4 family real estate	11,354	113	(4)	377	9,556	21,396
Home equity loans/lines of credit	3,158	8	(309)	98	384	3,339
Consumer loans	2,900	1	(1,005)	248	848	2,992
	$90,967	$5,610	$(10,175)	$3,701	$19,750	$109,853
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
In the tables that follow, substantially all of the "Classified" loans have grades of 7 or Fail for consumer loans, with those categories having similar levels of risk.
The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition.
As presented in the tables that follow, as of December 31, 2025, the Company had $29.3 million in loans graded Special Mention and $58.5 million in loans graded Classified, which includes all nonaccrual loans at that date. As of December 31, 2024, the Company had $37.1 million in loans graded Special Mention and $65.8 million in loans graded Classified, which includes all nonaccrual loans at that date.

	Term Loans by Year of Origination
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
As of December 31, 2025
Commercial and industrial
Pass	$213,147	$79,715	$43,504	$91,590	$57,804	$108,133	$439,840	$1,033,733
Special Mention	85	260	164	109	82	262	1,416	2,378
Classified	515	157	949	3,177	416	3,692	1,421	10,327
Total commercial and industrial	213,747	80,132	44,617	94,876	58,302	112,087	442,677	1,046,438
Gross charge-offs, YTD	35	646	780	903	174	802	4,401	7,741
Construction, development & other land loans
Pass	469,670	115,650	76,839	18,463	18,724	8,840	39,702	747,888
Special Mention	4,172	—	573	48	—	—	—	4,793
Classified	57	49	72	68	2	270	—	518
Total construction, development & other land loans	473,899	115,699	77,484	18,579	18,726	9,110	39,702	753,199
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	298,490	187,305	185,070	215,615	220,148	184,358	25,429	1,316,415
Special Mention	2,428	2,856	1,802	3,018	406	6,541	1,757	18,808
Classified	112	1,393	568	2,313	474	13,786	43	18,689
Total commercial real estate - owner occupied	301,030	191,554	187,440	220,946	221,028	204,685	27,229	1,353,912
Gross charge-offs, YTD	—	420	—	17	—	903	—	1,340
Commercial real estate - non owner occupied
Pass	724,974	374,312	376,910	594,522	529,233	205,946	29,622	2,835,519
Special Mention	136	1,131	—	—	1	382	—	1,650
Classified	78	662	—	546	—	5,100	—	6,386
Total commercial real estate - non owner occupied	725,188	376,105	376,910	595,068	529,234	211,428	29,622	2,843,555
Gross charge-offs, YTD	—	905	—	33	—	—	—	938
Multi-family real estate
Pass	100,953	65,838	63,983	109,323	148,234	33,429	15,124	536,884
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	131	—	—	—	—	131
Total multi-family real estate	100,953	65,838	64,114	109,323	148,234	33,429	15,124	537,015
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	166,356	230,701	301,965	373,118	264,824	381,796	61	1,718,821
Special Mention	390	424	—	—	267	630	—	1,711
Classified	151	2,561	420	2,273	1,894	8,622	—	15,921
Total residential 1-4 family real estate	166,897	233,686	302,385	375,391	266,985	391,048	61	1,736,453
Gross charge-offs, YTD	—	—	—	—	—	127	—	127
Home equity loans/lines of credit
Pass	3,785	1,255	1,894	659	203	420	369,296	377,512
Special Mention	—	—	—	—	—	—	—	—
Classified	158	34	254	—	88	3	5,603	6,140
Total home equity loans/lines of credit	3,943	1,289	2,148	659	291	423	374,899	383,652
Gross charge-offs, YTD	—	—	—	68	—	—	1	69
Consumer loans
Pass	15,044	8,619	4,952	3,390	1,063	580	33,403	67,051
Special Mention	—	—	—	—	—	—	—	—
Classified	49	74	36	24	4	—	220	407
Total consumer loans	15,093	8,693	4,988	3,414	1,067	580	33,623	67,458
Gross charge-offs, YTD	25	149	115	12	1	37	1,075	1,414

Total loans	$2,000,750	$1,072,996	$1,060,086	$1,418,256	$1,243,867	$962,790	$962,937	8,721,682
Unamortized net deferred loan fees								737
Total loans, net of deferred loan fees								$8,722,419

Total gross charge-offs, year to date	$60	$2,120	$895	$1,033	$175	$1,869	$5,477	$11,629

	Term Loans by Year of Origination
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
As of December 31, 2024
Commercial and industrial
Pass	$114,786	$81,851	$120,769	$82,810	$59,218	$70,986	$373,850	$904,270
Special Mention	1,076	26	190	36	259	804	1,825	4,216
Classified	266	2,496	3,254	713	1,199	2,634	642	11,204
Total commercial and industrial	116,128	84,373	124,213	83,559	60,676	74,424	376,317	919,690
Gross charge-offs, YTD	306	669	849	318	137	929	4,070	7,278
Construction, development & other land loans
Pass	355,734	124,323	60,305	29,823	12,727	5,276	57,177	645,365
Special Mention	—	605	77	8	—	2	11	703
Classified	227	449	80	—	67	276	—	1,099
Total construction, development & other land loans	355,961	125,377	60,462	29,831	12,794	5,554	57,188	647,167
Gross charge-offs, YTD	—	79	—	—	—	—	—	79
Commercial real estate - owner occupied
Pass	194,193	222,718	261,634	252,929	153,634	109,559	15,772	1,210,439
Special Mention	9,927	1,869	2,731	184	147	7,007	—	21,865
Classified	4,506	235	2,085	1,294	1,188	7,200	—	16,508
Total commercial real estate - owner occupied	208,626	224,822	266,450	254,407	154,969	123,766	15,772	1,248,812
Gross charge-offs, YTD	—	25	—	19	114	65	—	223
Commercial real estate - non owner occupied
Pass	482,433	434,713	668,168	602,028	252,260	132,316	29,922	2,601,840
Special Mention	1,648	265	189	11	331	5,721	54	8,219
Classified	12,725	429	566	—	88	1,687	—	15,495
Total commercial real estate - non owner occupied	496,806	435,407	668,923	602,039	252,679	139,724	29,976	2,625,554
Gross charge-offs, YTD	—	—	—	—	304	158	—	462
Multi-family real estate
Pass	87,803	65,508	114,627	159,038	40,940	9,926	27,630	505,472
Special Mention	—	—	—	—	—	793	—	793
Classified	—	142	—	—	—	—	—	142
Total multi-family real estate	87,803	65,650	114,627	159,038	40,940	10,719	27,630	506,407
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	216,725	347,472	404,809	278,197	166,013	296,870	2,768	1,712,854
Special Mention	74	—	10	95	61	740	—	980
Classified	3,968	227	2,558	544	1,558	6,633	—	15,488
Total residential 1-4 family real estate	220,767	347,699	407,377	278,836	167,632	304,243	2,768	1,729,322
Gross charge-offs, YTD	—	—	—	—	—	18	—	18
Home equity loans/lines of credit
Pass	2,096	2,672	645	251	259	832	333,434	340,189
Special Mention	120	153	—	—	—	—	15	288
Classified	88	43	68	90	—	7	5,110	5,406
Total home equity loans/lines of credit	2,304	2,868	713	341	259	839	338,559	345,883
Gross charge-offs, YTD	—	—	—	—	—	—	2	2
Consumer loans
Pass	14,623	10,005	7,059	2,380	1,049	320	34,747	70,183
Special Mention	—	—	—	—	—	—	21	21
Classified	33	21	27	9	—	28	331	449
Total consumer loans	14,656	10,026	7,086	2,389	1,049	348	35,099	70,653
Gross charge-offs, YTD	6	121	41	37	2	10	1,308	1,525

Total loans	$1,503,051	$1,296,222	$1,649,851	$1,410,440	$690,998	$659,617	$883,309	8,093,488
Unamortized net deferred loan fees								1,188
Total loans, net of deferred loan fees								$8,094,676

Total gross charge-offs, year to date	$312	$894	$890	$374	$557	$1,180	$5,380	$9,587

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
The following table presents the amortized cost basis at December 31, 2025 of the FDMs modified during the twelve months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Payment Delay and Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
Commercial and industrial	$484	$674	$—	$38	$1,196	0.11%
Commercial real estate - owner occupied	722	112	—	—	834	0.06%
Commercial real estate - non owner occupied	45	4,269	—	—	4,314	0.15%
Residential 1-4 family real estate	—	135	10	—	145	0.01%
Home equity loans/lines of credit	—	804	—	—	804	0.21%
Total	$1,251	$5,994	$10	$38	$7,293	0.08%
The following table presents the amortized cost basis at December 31, 2024 of the FDMs modified during the twelve months then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Payment Delay and Term Extension	Combination - Interest Rate Reduction and Term Extension	Total	Percent of Total Class of Loans
Commercial and industrial	$180	$911	$878	$92	$2,061	0.22%
Construction, development & other land loans	—	171	—	—	171	0.03%
Commercial real estate - owner occupied	—	—	131	—	131	0.01%
Commercial real estate - non owner occupied	—	102	—	—	102	—%
Residential 1-4 family real estate	—	195	—	—	195	0.01%
Home equity loans/lines of credit	—	413	—	238	651	0.19%
Total	$180	$1,792	$1,009	$330	$3,311	0.04%
For the twelve months ended December 31, 2025 and December 31, 2024, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.

The following table reflects the financial effect for the twelve months ended December 31, 2025 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Interest Rate Reduction	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
Commercial and industrial	2.24%	6	22
Commercial real estate - owner occupied	—%	6	52
Commercial real estate - non owner occupied	—%	12	10
Residential 1-4 family real estate	—%	12	61
Home equity loans/lines of credit	—%	0	50
The following table reflects the financial effect for the twelve months ended December 31, 2024 of the modifications made for borrowers experiencing financial difficulty:

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
The Company closely monitors the performance of the FDMs that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that have been modified in the last twelve months as of December 31, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$594	$38	$—	$563
Commercial real estate - owner occupied	500	334	—	—
Commercial real estate - non owner occupied	4,316	—	—	—
Residential 1-4 family real estate	144	—	—	—
Home equity loans/lines of credit	674	130	—	—
Total	$6,228	$502	$—	$563

The following table presents the performance of FDMs that have been modified in the last twelve months as of December 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$1,183	$—	$—	$878
Construction, development & other land loans	171	—	—	—
Commercial real estate - owner occupied	131	—	—	—
Commercial real estate - non owner occupied	102	—	—	—
Residential 1-4 family real estate	137	—	—	58
Home equity loans/lines of credit	583	—	68	—
Total	$2,307	$—	$68	$936
The following table presents the amortized cost basis of FDMs that had a payment default during the year ended December 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty by loan category and type of concession granted.

	Amortized Cost Basis of Modified Receivables That Subsequently Defaulted
	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$75	$488	$38	$601
Commercial real estate - non owner occupied	334	—	—	334
Home equity loans/lines of credit	—	130	—	130

Total	$409	$618	$38	$1,065
The following table presents the amortized cost basis of FDMs that had a payment default during the year ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty by loan category and type of concession granted.

	Amortized Cost Basis of Modified Receivables That Subsequently Defaulted
	Term Extension	Total
Residential 1-4 family real estate	$58	$58

Total	$58	$58
At December 31, 2025, there were no commitments to lend additional funds to a borrower experiencing financial difficulty for whom a modification had been made. At December 31, 2024, there was a commitment to lend $0.1 million of additional funds to one borrower experiencing financial difficulty for whom a modification had been made.
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.
Concentration of Credit Risk
The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Approximately 87% of the Company's loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

Most of the Company's business activity is with customers located within the markets where we have banking operations. While our exposure to credit risk is affected by changes in the economy within our markets, the risk is not significantly concentrated. The following table presents the total lending exposure for the counties with the largest percentage of our loan portfolio as of December 31, 2025 and 2024. No other market (as defined by county) had total loans outstanding in excess of 5% of the total portfolio at year end.

	Percentage of Loans Outstanding
	2025	2024
New Hanover County, North Carolina	9.5%	8.9%
Wake County, North Carolina	9.4%	9.7%
Mecklenburg County, North Carolina	8.2%	7.8%
Buncombe County, North Carolina	5.0%	5.2%
In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries, and geographic regions, the Company monitors exposure to credit risk that could arise from potential concentrations of lending products and practices The Company has determined that there is no concentration of credit risk associated with its lending policies or practices.
Impact of Hurricane Helene
In the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene in third quarter of 2024, the Company identified borrowers who were potentially impacted. During 2025, the Company evaluated the commercial loan portfolio and adjusted risk ratings and nonaccrual status as applicable. Therefore, for those relationships, the normal reserving process for December 31, 2025 was applied. For the potentially impacted consumer loans, the Company applied increased reserve rates based upon severe economic factors to the approximately $268 million of loans (primarily Residential 1-4 family real estate) in the most impacted path of Hurricane Helene. Due to the potential exposure from Hurricane Helene, the ACL on these impacted consumer loans was $1.9 million as of December 31, 2025, adding 2 basis points to the overall ACL as a percent of total loans, which was 1.42% as of December 31, 2025. As of December 31, 2024, the ACL on the population of potentially impacted commercial and consumer loans was $13.0 million, adding 16 basis points to the overall ACL as a percent of total loans, which was 1.51%.
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
The following table presents the balance and activity in the allowance for unfunded loan commitments for twelve months ended December 31, 2025 and December 31, 2024:

($ in thousands)	December 31, 2025	December 31, 2024
Beginning balance	$9,066	$11,369
Charge-offs	—	—
Recoveries	—	—
Provision (reversal) for unfunded commitments	1,938	(2,303)
Ending balance	$11,004	$9,066

Note 5. Premises and Equipment
Premises and equipment at December 31, 2025 and 2024 consisted of the following:

($ in thousands)	Estimated Useful Lives	December 31, 2025	December 31, 2024
Land		$50,472	$51,053
Buildings	15 to 40 years	122,969	125,632
Furniture and equipment	5 to 10 years	36,814	35,696
Vehicles	3 to 5 years	2,447	2,460
Leasehold improvements	1 to 39 years	3,462	1,906
Total cost		216,164	216,747
Less accumulated depreciation and amortization		(77,039)	(73,288)
Total premises and equipment		$139,125	$143,459
Depreciation expense amounted to $6.8 million, $7.8 million, and $7.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is recorded in occupancy and equipment expense.
Note 6. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	December 31, 2025			December 31, 2024
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,600	$—	$1,600	$1,387	$213
Core deposit intangibles	57,890	40,658	17,232	57,890	35,199	22,691
Other	100	100	—	100	100	—
Total amortizable intangible assets	$59,590	$42,358	$17,232	$59,590	$36,686	$22,904
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $5.7 million, $6.6 million, and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2025 or 2024 and, therefore, the Company did not perform interim impairment evaluations in either of those years. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2025, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during 2025 or 2024.
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

($ in thousands)	Estimated Amortization Expense
2026	$4,705
2027	3,950
2028	3,197
2029	2,443
2030	1,688
Thereafter	1,249
Total	$17,232
During 2025, 2024 and 2023, the Company recorded $2.8 million, $3.2 million, and $3.5 million, respectively, in SBA guaranteed servicing fee income, which is included in "Other service charges and fees" on the consolidated income statements. There was no impairment of SBA servicing assets at December 31, 2025 and December 31, 2024.
A summary of the key assumptions used in the discounted cash flow method utilized to estimate the fair value of the SBA servicing assets were as follows:

	December 31, 2025	December 31, 2024
Prepayment rate assumption:
Weighted average	20.30%	19.89%
Range	12.44% - 33.44%	10.69% - 35.20%
Discount rate:
Weighted average	13.83%	12.91%
Range	6.51% - 18.83%	5.49% - 18.92%
Servicing cost	0.40%	0.40%
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated.

($ in thousands)	December 31, 2025	December 31, 2024
Beginning balance, net	$2,605	$3,350
Add: New servicing assets	284	954
Less: Amortization expense	(1,141)	(1,699)
Ending balance, net	$1,748	$2,605

Note 7. Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023 are as follows:

($ in thousands)		2025	2024	2023
Current	- Federal	$(2,615)	$23,134	$24,750
	- State	439	3,637	3,857
Deferred	- Federal	29,235	(4,569)	(481)
	- State	1,393	(300)	(301)
Total		$28,452	$21,902	$27,825
Beginning in 2025 on a prospective basis, the Company adopted ASU 2023-09. See Accounting Standards Adopted in 2025 in Note 1 for additional details on the adoption.
The following is a reconciliation of federal income tax expense at the statutory rate of 21% at December 31, 2025 to the income tax provision reported in the financial statements.

($ in thousands)	2025
	Amount	Percent
Tax provision at statutory rate	$29,295	21.00%
State and local income taxes, net of federal income tax effect (1)	1,444	1.04%
Non-taxable / non-deductible items	(2,032)	(1.46)%
Tax credits (2)	(828)	(0.59)%
Other adjustments	573	0.41%
Total provision for income taxes and effective tax rate	$28,452	20.40%
(1) - State taxes in North Carolina made up the majority (greater than 50 percent) of this category.
(2) - Net of proportional amortization of qualifying affordable housing investments.
As previously disclosed for the years ended December 31, 2024 and December 31, 2023, the following is a reconciliation of federal income tax expense at the statutory rate of 21% to the income tax provision reported in the financial statements.

($ in thousands)	2024	2023
Tax provision at statutory rate	$20,605	$27,711
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income, net	(1,937)	(1,934)
State income taxes, net of federal benefit	2,928	2,809
Other, net	306	(761)
Total	$21,902	$27,825
In the table above, for 2024, the Other, net amount includes $1.7 million related to incremental state tax-related expenses for prior years, net of associated federal benefit amounts and $0.8 million related to deferred tax adjustments.
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025.

($ in thousands)	2025
US Federal	$9,000
North Carolina	1,070
Other US State and Local	950
Total	$11,020

The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets, which are included in Other assets on the consolidated balance sheets are as follows at December 31, 2025 and 2024:

($ in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$134,335	$—
Unrealized losses on securities available for sale	44,764	85,940
Allowance for credit losses on loans and unfunded commitments	—	30,257
Operating lease liability	3,211	3,342
Purchase accounting adjustments	1,254	3,358
All other	7,086	8,077
Gross deferred tax assets	190,650	130,974

Deferred tax liabilities:
Security valuation	(58,352)	—
Loan valuation	(72,232)	—
Amortizable basis of intangible assets	(13,427)	(14,442)
Depreciable basis of fixed assets	(5,777)	(4,647)
Right of use lease asset	(3,015)	(3,161)
Loan fees	(2,485)	(2,483)
All other	(882)	(578)
Gross deferred tax liabilities	(156,170)	(25,311)
Net deferred tax asset	$34,480	$105,663
The Company recorded de minimis valuation allowances for 2025 and 2024 related to state net operating loss carryforwards for which the realization of the remaining deferred tax assets is determined to be more likely than not. The Company had no significant uncertain tax positions, and thus no such reserve for uncertain tax positions has been recorded. Additionally, the Company determined that it has no material unrecognized tax benefits that if recognized would affect the effective tax rate. The Company’s general policy is to record tax penalties and interest as a component of “Other operating expenses.”
The Company is subject to routine audits of its tax returns by the Internal Revenue Service and various state taxing authorities. The Company’s tax returns are subject to income tax audit by federal and state agencies beginning with the year 2021. There are no indications of any material adjustments relating to any examination currently being conducted by any taxing authority.

Note 8. Deposits
The following table lists the composition of the deposit portfolio as of the end of the respective years.

($ in thousands)	December 31, 2025	December 31, 2024
Noninterest-bearing checking accounts	$3,486,985	$3,367,624
Interest-bearing checking accounts	1,420,795	1,398,395
Money market accounts	4,510,356	4,285,405
Savings accounts	526,643	542,133
Other time deposits	493,282	566,514
Time deposits >$250,000	305,473	360,854
Total customer deposits	10,743,534	10,520,925
Brokered Deposits - time deposits	4,887	9,600
Total deposits	$10,748,421	$10,530,525
At December 31, 2025, the scheduled maturities of time deposits were as follows:

($ in thousands)
2026	$771,820
2027	18,072
2028	7,022
2029	3,055
2030	3,529
Thereafter	144
$803,642
Deposits received from executive officers and directors and their associates totaled approximately $3.4 million and $5.0 million at December 31, 2025 and 2024, respectively.
Deposit overdrafts of approximately $1.1 million at December 31, 2025 and 2024 are included within "Loans" on the consolidated balance sheets.
As of December 31, 2025 and 2024, the Company held $305.5 million and $360.9 million, respectively, in time deposits of more than $250,000 (which was the FDIC insurance limit for insured deposits as of December 31, 2025). Brokered deposits were $4.9 million and $9.6 million at December 31, 2025 and 2024, respectively. Total reciprocal deposits through CDARS and ICS were $19.9 million and $18.4 million at December 31, 2025 and 2024, respectively.
As of December 31, 2025, the estimated insured deposits totaled $6.5 billion or 60.2% of total deposits, while approximately $4.3 billion of the Company's total deposits were uninsured deposits. In addition to insured deposits, there were deposits with a balance totaling $730.4 million at December 31, 2025 which were collateralized by investment securities such that approximately 67.0% of our total deposits were insured or collateralized at that date.
The Company’s deposit portfolio is not concentrated in deposits from any single customer or to a relatively small number of customers. Additionally, management is not aware of any concentrations of deposits to classes of customers or industries that would be similarly affected by economic conditions. The following table presents the counties with the largest share of our deposit base as of December 31, 2025 and 2024. No other market area (as defined by county) comprises more than 5% of our deposit base at the dates presented.

	Percentage of Total Deposits
	2025	2024
Moore County, North Carolina (1)	9.0%	9.2%
Buncombe County, North Carolina	7.3%	7.2%
Guilford County, North Carolina	5.1%	4.8%

Note 9. Borrowings and Borrowings Availability
The following tables presents information regarding the Company’s outstanding borrowings at December 31, 2025 ($ are in thousands):

Description	Due Date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$753	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	6.75% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	6.85% at 12/31/25 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	6.11% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.17% at 12/31/25 adjustable rate 3 month CME Term SOFR +2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	5.37% at 12/31/25 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company beginning 6/23/2011	8,248	5.80% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.11%
Total borrowings / weighted average rate as of December 31, 2025			78,077	5.97%
Unamortized discount on acquired borrowings			(3,508)
Total borrowings			$74,569
The following table presents information regarding the Company’s outstanding borrowings at December 31, 2024 (dollars are in thousands):

Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$802	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.50% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company beginning 1/23/2009	10,310	7.61% at 12/31/24 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company beginning 9/20/2009	12,372	6.77% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company beginning 1/7/2010	10,310	6.92% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company beginning 6/15/2011	25,774	6.01% at 12/31/24 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company beginning 6/23/2011	8,248	6.45% at 12/31/24 adjustable rate 3 month CME Term SOFR + 2.11%
Subordinated Debentures	11/15/2030	Continuous by Company beginning 11/15/2025	18,000	4.38% fixed at 12/31/23 until 11/15/25, then adjustable rate 3 month CME Term SOFR + 4.16%
Total borrowings / weighted average rate as of December 31, 2024			96,126	6.22%
Unamortized discount on acquired borrowings			(4,250)
Total borrowings			$91,876

Any borrowings from the FHLB and FRB are subject to acceleration in certain circumstances, including material adverse changes in the condition of the Company or if the Company’s qualifying collateral amounts to less than that required under the terms of the borrowing agreement.

In the above tables, at December 31, 2025 and December 31, 2024, there were no short-term borrowings (original maturity of less than twelve months).
Trust Preferred Securities in the above tables are borrowings structured as trust preferred capital securities which were issued by various unconsolidated subsidiaries of the Company as discussed in Note 1. These unsecured debt securities qualify as Tier I capital for capital adequacy requirements.
The Subordinated Debentures in the 2024 table above were borrowings issued by GrandSouth and assumed by the Company on January 1, 2023. These unsecured debt securities qualified as Tier II capital for capital adequacy requirements. The Company repaid the Subordinated Debentures during the fourth quarter of 2025.
At December 31, 2025, the Company had several sources of readily available borrowing capacity:
•A $1.4 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of December 31, 2025, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $2.3 billion and the Company's FHLB stock totaling $8.6 million. $0.8 million was outstanding on the line of credit at December 31, 2025 and $0.8 million was outstanding at December 31, 2024;
•A total of $265.0 million federal funds lines of credit with correspondent banks which allow the Company to purchase federal funds on an overnight, unsecured basis. None was outstanding at December 31, 2025 or 2024; and
•An approximately $763.8 million line of credit through the Federal Reserve's discount window borrowing program, which was secured at December 31, 2025 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding real estate collateral) totaling approximately $319.6 million and specific investment securities with a carrying value of $644.8 million. No borrowings were outstanding at December 31, 2025 or 2024, respectively.
At December 31, 2025, the contractual maturities of borrowings were as follows for the years ending:

($ in thousands)	FHLB Principal Reducing Credit	Trust Preferred Securities	Total
2026	$—	$—	$—
2027	—	—	—
2028	753	—	753
2029	—	—	—
2030	—	—	—
Thereafter	—	77,324	77,324
Total	$753	$77,324	78,077
Unamortized discount on acquired borrowings			(3,508)
Total borrowings			$74,569
Note 10. Leases
The Company enters into leases in the normal course of business. As of December 31, 2025, the Company leased 13 branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the building is owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from April 2026 to May 2076, some of which include options for multiple five- and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 20.8 years as of December 31, 2025 and 21.2 years as of December 31, 2024. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases)

on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rate for leases was 3.41% and 3.34% as of December 31, 2025 and 2024, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheet, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheet were $13.4 million and $14.2 million as of December 31, 2025, respectively, and were $13.8 million and $14.6 million as of December 31, 2024, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statement of income, was $2.5 million in 2025, $2.5 million in 2024, and $3.1 million in 2023.
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of December 31, 2025 are as follows:

($ in thousands)
2026	$1,616
2027	1,338
2028	1,251
2029	1,196
2030	923
Thereafter	14,802
Total undiscounted lease payments	21,126
Less effect of discounting	(6,890)
Present value of estimated lease payments (lease liability)	$14,236
Note 11. Employee Benefit Plans
401(k) Plan
The Company sponsors a retirement savings plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code ("IRC"). New employees who have met the age requirement are automatically enrolled in the 401(k) Plan at a 6% deferral rate. The automatic deferral can be modified by the employee at any time. An eligible employee may contribute up to 15% of annual salary to the plan, not to exceed IRC limits. For the years ended December 31, 2025, 2024, and 2023, the Company matched 100% of the employee’s contribution up to 6%, 4% and 6%, respectively. The Company’s matching contribution expense was $6.0 million, $6.8 million, and $6.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Discretionary contributions by the Company are permitted by the plan. The Company's matching and discretionary contributions are made according to the same investment elections each participant has established for their deferral contributions. During 2024, upon the dissolution of the Pension Plan, as discussed below, the remaining balance of plan assets was transferred to the 401(k) Plan, the expense for which is included in the 2024 contribution expense shown above. The balance was allocated to participants per the terms of the plan. The Company did not make any other discretionary contributions to the plan.
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
Supplemental Executive Retirement Plan
Historically, the Company has sponsored a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain senior management executives of the Company. The purpose of the SERP is to provide additional monthly pension benefits. The SERP is an unfunded plan. Payments are made from the general assets of the Company. Effective December 31, 2012, the Company froze the SERP to all participants.
The following table reconciles the beginning and ending balances of the SERP’s benefit obligation, as computed by the Company’s independent actuarial consultants:

($ in thousands)	2025	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$3,151	$3,352	$3,521
Service cost	—	—	—
Interest cost	160	151	158
Actuarial loss (gain)	102	(111)	(86)
Benefits paid	(241)	(241)	(241)
Accumulated benefit obligation at end of year	3,172	3,151	3,352
Plan assets	—	—	—
Funded status at end of year	$(3,172)	$(3,151)	$(3,352)
The accumulated benefit obligation presented above is included in "Other liabilities" in the consolidated balance sheets at December 31, 2025 and 2024.
The following table presents information regarding the amounts recognized in AOCI at December 31, 2025 and 2024, as it relates to the SERP:

($ in thousands)	2025	2024
Net (loss) gain	$(102)	$111
Prior service cost	—	—
Amount recognized in AOCI before tax effect	(102)	111
Tax benefit (expense)	23	(26)
Net amount recognized as (decrease) increase to AOCI	$(79)	$85
The following table reconciles the beginning and ending balances of AOCI at December 31, 2025 and 2024, as it relates to the SERP:

($ in thousands)	2025	2024
Accumulated other comprehensive income (loss) at beginning of fiscal year	$85	$(77)
Net (loss) gain arising during period	(102)	111
Prior service cost	—	—
Amortization of unrecognized actuarial (loss) gain	(111)	100
Amortization of prior service cost and transition obligation	—	—
Tax benefit (expense) related to changes during the year, net	49	(49)
Accumulated other comprehensive (loss) income at end of fiscal year	$(79)	$85

The following table reconciles the beginning and ending balances of the prepaid pension cost related to the SERP:

($ in thousands)	2025	2024
Accrued liability as of beginning of fiscal year	$(3,261)	$(3,251)
Net periodic pension cost for fiscal year	(49)	(251)
Benefits paid	241	241
Accrued liability as of end of fiscal year	$(3,069)	$(3,261)
Net pension cost for the SERP included the following components for the years ended December 31, 2025, 2024, and 2023:

($ in thousands)	2025	2024	2023
Service cost – benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	160	151	158
Amortization of net actuarial (loss) gain	(111)	100	(1,737)
Net periodic pension cost (income)	$49	$251	$(1,579)
The components of net periodic benefit cost other than the service cost component are included in the line item "Other operating expenses" in the consolidated statements of income.
The following table is an estimate of the benefits that will be paid in accordance with the SERP for each of the five calendar years ending December 31, 2030 and thereafter:

($ in thousands)	Estimated benefit payments
2026	$286
2027	305
2028	396
2029	289
2030	281
2031-2035	1,270
The following assumptions were used in determining the actuarial information for the SERP for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Discount rate used to determine net periodic pension cost	5.31%	4.68%	4.90%
Discount rate used to calculate end of year liability disclosures	4.89%	5.31%	4.68%
The Company’s discount rate policy for the SERP is to use the FTSE yield curve that matches the expected cash flows of the SERP.
Note 12. Commitments and Contingencies
In the normal course of business, there are various outstanding commitments to extend credit that are not reflected in the financial statements. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Commitments may expire without being used. The following table presents the Company’s outstanding loan commitments, including credit cards, at December 31, 2025 and December 31, 2024.

	December 31, 2025			December 31, 2024
($ in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Loan commitments	$219,520	$379,963	$599,483	$157,221	$266,425	$423,646
Unused lines of credit	403,740	1,684,204	2,087,944	384,078	1,538,439	1,922,517
Total	$623,260	$2,064,167	$2,687,427	$541,299	$1,804,864	$2,346,163
In addition to loan commitments, at December 31, 2025 and 2024, the Company had $30.8 million and $24.5 million, respectively, in standby letters of credit outstanding. The Company has no carrying amount for these standby letters of credit at either of those dates. The nature of the standby letters of credit is a stand-alone obligation made on behalf of the Company’s customers to suppliers of the customers to guarantee payments owed to the supplier by the customer. The standby letters of credit are generally for a term of one year, at which time they may be renewed for another year if both parties agree.
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
Affordable Housing and Certain Other Equity Method Investments
The Company invests in affordable housing projects throughout its market area as a means of supporting local communities. The Company receives tax credits related to these investments. For qualifying affordable housing projects, the Company recognizes the liability for future contribution commitments at the date of investment in the entity. The Company may also provide construction financing to these and other similar projects; however, permanent financing is generally obtained by the projects from independent third parties upon completion of construction. Any unfunded portion of these lending commitments is included above in loan commitments. In certain circumstances, the Company may participate in the permanent financing through a nonprofit third party. The Company’s maximum exposure to losses relative to investments in the entities is generally limited to the sum of the investments, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as the Company’s other loans and are generally secured.
The Company has investments in and future funding commitments related to small business investment companies ("SBICs") and certain other equity method investments. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made. The Company generally does not lend to these entities.
The following table summarizes affordable housing and other equity investments.

($ in thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Investments in affordable housing projects:
Carrying amount	Other assets	$135,992	$20,432
Amount of future funding commitments included in carrying amount	Other liabilities	$110,856	$15,752

SBIC and certain other equity method investments:
Carrying amount	Other assets	$36,524	$27,210
Amount of future funding commitments not included in carrying amount	NA	$16,054	$14,930
During the year ended December 31, 2025, the Company recognized proportional amortization expense of $1.0 million, which is included within "Income tax expense" on the consolidated statements of income. During 2024, and 2023, these amounts were de minimis. Additionally, during the years ended December 31, 2025, 2024, and 2023, the Company recognized tax credits of $1.1 million, $0.6 million and $0.6 million, respectively, which was included within income tax expense on the consolidated statements of income.
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
At December 31, 2025, the Company's derivative financial instruments consist entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
The Company's derivative instruments are carried at fair value and included in "Other assets" for derivatives with positive fair values and "Other liabilities" for derivatives with negative fair values on the consolidated balance sheets.
The table below presents the fair value of Company’s derivative financial instruments as of the dates indicated.

	As of December 31, 2025			As of December 31, 2024
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Customer interest rate contracts	$185,422	$3,418	$—	$36,526	$301	$—
Offsetting counterparty interest rate contracts	$185,422	—	3,445	$36,526	—	302
Total derivatives not designated as hedging instruments		$3,418	$3,445		$301	$302
The table below presents the gains and losses recognized in income related to derivative financial instruments that are not designated as hedging instruments. Gains and losses on interest rate swap not designated as hedges are included in "Other income, net" on the consolidated statements of income for the date indicated.

	(Losses) Gains
($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Customer interest rate swaps and counterparty offsets	$(27)	$53
Total	$(27)	$53
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2025 and December 31, 2024. The Company’s interest rate swaps are subject to master netting arrangements between the Company and its counterparties, however, the Company has not made a policy election to offset its derivative positions. The interest rate swaps with borrowers are cross collateralized with the underlying loan and, therefore, there is no posted collateral. Interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
($ in thousands)				Financial Instruments	Cash Collateral Received	Net Amount
Interest rate swaps
As of December 31, 2025	$3,418	$—	$3,418	$—	$—	$3,418
As of December 31, 2024	$301	$—	$301	$—	$—	$301

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
($ in thousands)				Financial Instruments	Cash Collateral Posted	Net Amount
Interest rate swaps
As of December 31, 2025	$3,445	$—	$3,445	$—	$3,512	$(67)
As of December 31, 2024	$302	$—	$302	$—	$150	$152
The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments which were immaterial at December 31, 2025 and December 31, 2024.
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
The Company manages its credit exposure on derivative transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreement requires collateralization of exposure beyond specified minimum threshold amounts. As of December 31, 2025 and December 31, 2024, respectively, the fair value of derivatives in a net liability position, including accrued interest, was $3.4 million and $302 thousand. As of December 31, 2025 and December 31, 2024, respectively, the Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of $3.5 million and $150 thousand.
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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2025.

Description of Financial Instruments ($ in thousands)	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury securities	$168,095	$—	$168,095	$—
Government-sponsored enterprise securities	1,758	—	1,758	—
Mortgage-backed securities	1,860,357	—	1,859,690	667
Corporate bonds	18,346	—	17,346	1,000
Total available for sale securities	$2,048,556	$—	$2,046,889	$1,667

Derivative financial assets	$3,418	$—	$3,418	$—

Presold mortgages in process of settlement	$7,790	$—	$7,790	$—

Derivative financial liabilities	$3,445	$—	$3,445	$—

Nonrecurring
Individually evaluated loans	$9,659	$—	$—	$9,659
Foreclosed real estate	$168	$—	$—	$168
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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a nonrecurring basis as of December 31, 2025.

The carrying amounts and estimated fair values of financial instruments not carried at fair value as of December 31, 2025 and 2024 are as follows:

		December 31, 2025		December 31, 2024
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$146,759	$146,759	$78,596	$78,596
Due from banks, interest-bearing	Level 1	162,836	162,836	428,911	428,911
Securities held to maturity	Level 2	513,099	448,452	519,998	428,571
Total loans, net of allowance	Level 3	8,598,838	8,259,890	7,972,104	7,514,505
SBA servicing asset	Level 3	1,747	2,963	2,604	3,746

Demand deposits, money market and savings	Level 1	9,944,779	9,944,779	9,593,557	9,593,557
Time deposits	Level 2	803,642	801,150	936,968	933,523
Borrowings	Level 2	74,569	69,421	91,876	81,216
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
Note 15. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $3.4 million, $4.3 million, and $4.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $0.8 million, $1.0 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
At December 31, 2025, the sole equity-based compensation plan for the Company is the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of December 31, 2025, the Equity Plan had 1,826,655 shares remaining available for grant.
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

Certain of the Company’s equity grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for each incremental award. Compensation expense is based on the estimated number of stock awards that will ultimately vest. Over the past five years, there have been relatively few forfeitures, and therefore the Company assumes that all awards granted with service conditions will vest. The Company recognizes forfeitures as they occur.
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently nine in total) in June of each year. The grants were valued at approximately $37,500 in 2025, $37,500 in 2024 and $37,500 in 2023. Compensation expense associated with these director awards is fully recognized by the date of the award since there are no vesting conditions.
The following tables presents information regarding the activity during 2025, 2024 and 2023 related to the Company’s share grant to non-employee directors:

For the year ended December 31,	Date of grant	Fair market value of common share	Common shares granted	Number of non-employee directors	Common shares granted per non-employee director	Grant expense
2025	June 2, 2025	$40.63	8,307	9	923	$337,500
2024	May 31, 2024	$31.55	15,457	13	1,189	$487,500
2023	June 1, 2023	$30.69	17,094	14	1,221	$525,000
The expense associated with director grants is classified as "Other operating expense" in the consolidated statements of income.
The following table presents information regarding the activity during 2023, 2024, and 2025 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	223,012	$36.14
Granted during the period	143,380	37.08
Vested during the period	(74,310)	29.43
Forfeited or expired during the period	(791)	37.88

Nonvested at December 31, 2023	291,291	36.14
Granted during the period	67,900	38.14
Vested during the period	(119,906)	41.72
Forfeited or expired during the period	(2,334)	42.84

Nonvested at December 31, 2024	236,951	36.43
Granted during the period	91,723	42.06
Vested during the period	(116,726)	37.81
Forfeited or expired during the period	(5,324)	41.40

Nonvested at December 31, 2025	206,624	$38.08
The total fair value of shares vested during 2025, 2024 and 2023 was $4.4 million, $5.0 million and $2.2 million, respectively. Total unrecognized compensation expense as of December 31, 2025 amounted to $3.6 million with a weighted average remaining term of 2.1 years. For the nonvested awards that were outstanding at December 31, 2025, the Company expects to record $1.8 million in compensation expense in the next twelve months.

As discussed in Note 2, in conjunction with the GrandSouth acquisition, GrandSouth common stock options outstanding at January 1, 2023 became fully vested under the change in control provisions in the GrandSouth option plans and were converted into replacement options to acquire 0.91 shares of the Company's common stock. The Company issues new shares of common stock when options are exercised. No options were granted in 2025.
Stock option activity and related information is presented below as of and for the periods indicated:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	—	$—
Replacement options issued in conjunction with acquisition of GrandSouth	542,345	$20.14
Exercised during the period	(236,760)	$19.09
Forfeited or expired during the period	—	$—
Balance at December 31, 2023	305,585	$20.95
Exercised during the period	(194,884)	21.70
Forfeited or expired during the period	—	—
Balance at December 31, 2024	110,701	19.63
Exercised during the period	(91,483)	19.79
Forfeited or expired during the period	—	—
Outstanding at December 31, 2025	19,218	$18.89	4.16	$613

Exercisable at December 31, 2025	19,218	$18.89	4.16	$613
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
At December 31, 2025, the Company had no unrecognized compensation expense related to stock options. All unexercised options expire ten years after the applicable original grant dates under the GrandSouth stock option plan.
Note 16. Shareholders’ Equity
Rabbi Trust Obligations
With the acquisition of Carolina Bank in March 2017, the Company assumed a deferred compensation plan structured as a Rabbi Trust for certain members of Carolina Bank’s board of directors that is fully funded by Company common stock. Subsequent to the acquisition, payments have been made to plan participants and the related asset and liability were both $0.9 million at December 31, 2025 and $1.1 million at December 31, 2024, respectively, and are presented as components of shareholders’ equity.

Stock Repurchases
Pursuant to authorizations by the Company's Board, the Company from time to time has repurchased shares of common stock in private transactions and in open-market purchases. On January 30, 2024, the Board authorized the repurchase of up to $40.0 million of the Company’s common stock. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. During the year ended December 31, 2025, 24,849 shares were repurchased. During the year ended December 31, 2024, the Company did not make any such purchases. As of December 31, 2025, The Company has remaining authorization to purchase up to $39.0 million of outstanding stock under the program.
Note 17. Earnings Per Share
The following is a reconciliation of the income (numerator) and shares (denominator) used in computing Basic and Diluted EPS:

	For Years Ended December 31,
	2025			2024			2023
($ in thousands except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Net income	$111,048			$76,215			$104,131
Less: income allocated to participating securities	(620)			(391)			(685)
Basic EPS per common share	$110,428	41,196,459	$2.68	$75,824	41,021,475	$1.85	$103,446	40,746,772	$2.54

Diluted EPS:
Net income	$111,048	41,196,459		$76,215	41,021,475		$104,131	40,746,772
Effect of Dilutive Securities	—	256,788		—	305,741		—	418,062
Diluted EPS per common share	$111,048	41,453,247	$2.68	$76,215	41,327,216	$1.84	$104,131	41,164,834	$2.53

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, there were no options that were anti-dilutive.
Note 18. Accumulated Other Comprehensive Income (Loss)
The components of AOCI for the Company for the periods shown were as follows:

($ in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Unrealized loss on securities available for sale	$(194,122)	$(368,055)	$(400,720)
Tax effect	44,826	85,941	92,767
Net unrealized loss on securities available for sale	(149,296)	(282,114)	(307,953)

Postretirement plans (liability) asset	(102)	111	(100)
Tax effect	23	(26)	23
Net postretirement plans (liability) asset	(79)	85	(77)

Total accumulated other comprehensive (loss) income	$(149,375)	$(282,029)	$(308,030)

The following table discloses the changes in AOCI for the years ended December 31, 2025, 2024, and 2023 (all amounts are net of tax).

($ in thousands)	Unrealized Gain (Loss) on Securities Available for Sale	Postretirement Plans (Liability) Asset	Total
Beginning balance at January 1, 2023	$(342,017)	$42	$(341,975)

Other comprehensive (loss) income before reclassifications	34,064	(466)	33,598
Amounts reclassified from accumulated other comprehensive income	—	347	347
Net current-period other comprehensive (loss) income	34,064	(119)	33,945

Ending balance at December 31, 2023	(307,953)	(77)	(308,030)

Other comprehensive income (loss) before reclassifications	(3,273)	85	(3,188)
Amounts reclassified from accumulated other comprehensive income	29,112	77	29,189
Net current-period other comprehensive income (loss)	25,839	162	26,001

Ending balance at December 31, 2024	(282,114)	85	(282,029)

Other comprehensive income (loss) before reclassifications	77,699	(79)	77,620
Amounts reclassified from accumulated other comprehensive income	55,119	(85)	55,034
Net current-period other comprehensive income (loss)	132,818	(164)	132,654

Ending balance at December 31, 2025	$(149,296)	$(79)	$(149,375)

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
The primary source of funds for the payment of dividends by the Company is dividends received from its subsidiary, the Bank. The Bank, as a North Carolina banking corporation, may declare dividends so long as such dividends do not reduce its capital below its applicable required capital (typically, the level of capital required to be deemed “adequately capitalized”). As of December 31, 2025, approximately $1.1 billion of the Company’s investment in the Bank was restricted as to transfer to the Company without obtaining prior regulatory approval.
There was no average reserve balance requirement under the requirements of the Federal Reserve at December 31, 2025.
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

The Company’s and the Bank’s respective regulatory capital ratios as of December 31, 2025 and 2024, along with the minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action in effect at such times are presented below. There are no conditions or events since year-end that management believes have changed the Company’s or the Bank's classification.

	Actual		Fully Phased-In Regulatory Guidelines Minimum		To Be Well Capitalized Under Current Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(must equal or exceed)		(must equal or exceed)
As of December 31, 2025
Common Equity Tier I Capital Ratio
Company	$1,319,899	14.10%	$655,116	7.00%	N/A	N/A
Bank	$1,373,033	14.69%	$654,306	7.00%	$607,570	6.50%
Total Capital Ratio
Company	$1,508,594	16.12%	$982,675	10.50%	N/A	N/A
Bank	$1,490,092	15.94%	$981,461	10.50%	$934,725	10.00%
Tier I Capital Ratio
Company	$1,391,392	14.87%	$795,498	8.50%	N/A	N/A
Bank	$1,373,033	14.69%	$794,514	8.50%	$747,778	8.00%
Leverage Ratio
Company	$1,391,392	11.21%	$496,292	4.00%	N/A	N/A
Bank	$1,373,033	11.08%	$495,836	4.00%	$619,796	5.00%

As of December 31, 2024
Common Equity Tier I Capital Ratio
Company	$1,239,980	14.35%	$604,868	7.00%	N/A	N/A
Bank	$1,315,671	15.23%	$604,708	7.00%	$561,514	6.50%
Total Capital Ratio
Company	$1,437,050	16.63%	$907,338	10.50%	N/A	N/A
Bank	$1,423,966	16.48%	$907,260	10.50%	$864,057	10.00%
Tier I Capital Ratio
Company	$1,311,128	15.17%	$734,647	8.50%	N/A	N/A
Bank	$1,315,671	15.23%	$734,288	8.50%	$691,094	8.00%
Leverage Ratio
Company	$1,311,128	11.15%	$470,360	4.00%	N/A	N/A
Bank	$1,315,671	11.19%	$470,302	4.00%	$587,878	5.00%
Note 20. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the "Revenue from Contracts with Customers" accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for years ended December 31, 2025, 2024, and 2023. Items outside the scope of ASC 606 are noted as such.

	For the Years Ended December 31,
($ in thousands)	2025	2024	2023
Noninterest income in-scope of ASC 606:
Service charges on deposit accounts	$16,237	$16,620	$16,800
Other service charges and fees:
Bankcard Interchange income, net	9,464	9,306	9,319
Other service charges and fees	7,483	6,945	6,405
Commissions from sales of financial products	6,274	5,270	5,503
Portion of other income in-scope of ASC 606	—	312	1,803
Noninterest income (in-scope of ASC 606)	39,458	38,453	39,830
Noninterest income (out-of-scope of ASC 606)	(47,393)	(20,554)	17,475
Total noninterest income	$(7,935)	$17,899	$57,305
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
Most contracts with customers are cancellable by either party without penalty or they are short-term in nature, with a contract duration of less than one year. Accordingly, most revenue deferred for the reporting period ended December 31, 2025 is expected to be earned within one year.
The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

Note 21. Supplementary Income Statement Information
Components of other noninterest income or noninterest expense exceeding 1% of total revenue for any of the years ended December 31, 2025, 2024, and 2023 are as follows:

($ in thousands)	2025	2024	2023
Total revenue threshold (1%)	$5,493	$5,371	$5,462
Noninterest income:
Bankcard Interchange income, net	9,464	9,306	9,319
Noninterest expense:
Other operating expenses – software costs	8,096	7,691	8,717
Other operating expenses – data processing expense	9,767	8,916	8,733
Other operating expenses – FDIC insurance expense	6,449	6,559	6,982
Note 22. Segment Reporting
The Company is a bank holding company, whose principal activity is the ownership and management the Bank, its wholly-owned subsidiary. As a community focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products or the provision of financial advice to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.
The accounting policies of the banking operations segment are the same as those described in the Summary of Significant Accounting Policies. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The role of chief operating decision maker is comprised of the executive leadership team to include the Company's Chief Executive Officer, the Bank's Chief Executive Officer, the Company's President, the Company's Chief Financial Officer, and the Company's Chief Operating Officer. The chief operating decision makers use pre-tax net income to allocate resources in the annual budget and forecasting process. The chief operating decision makers consider budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.
The chief operating decision makers use the Consolidated Statements of Income and Consolidated Balance Sheets to ascertain measures or performance such as revenue, profit or loss, significant expenses and assets.
Depreciation expense amounted to $6.8 million, $7.8 million, and $7.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense is recorded in Occupancy and equipment expense on the Consolidated Statements of Income.

Note 23. Condensed Parent Company Information
Condensed financial data for the Company (parent company only) follows:

CONDENSED BALANCE SHEETS	As of December 31,
($ in thousands)	2025	2024
Assets
Cash on deposit with bank subsidiary	$6,730	$24,005
Investment in subsidiaries	1,709,627	1,523,626
Premises and equipment	7	7
Other assets	21,678	521
Total assets	$1,738,042	$1,548,159

Liabilities and shareholders’ equity
Subordinated debt	$—	$17,602
Trust preferred securities	73,816	73,472
Other liabilities	10,058	11,474
Total liabilities	83,874	102,548
Shareholders’ equity	1,654,168	1,445,611
Total liabilities and shareholders’ equity	$1,738,042	$1,548,159

CONDENSED STATEMENTS OF INCOME	Year Ended December 31,
($ in thousands)	2025	2024	2023
Interest income	$123	$123	$116
Dividends from subsidiaries	67,500	70,000	32,700
Total income	67,623	70,123	32,816

Interest expense	6,465	7,766	7,945
Other expenses	2,384	2,153	2,057
Total expense	8,849	9,919	10,002

Income before income taxes and equity in undistributed income of subsidiaries	58,774	60,204	22,814
Income tax benefit	(1,837)	(2,057)	(2,076)
Income before equity in undistributed income of subsidiaries	60,611	62,261	24,890
Equity in undistributed income of subsidiaries	50,437	13,954	79,241
Net income	$111,048	$76,215	$104,131

CONDENSED STATEMENTS OF CASH FLOWS	Year Ended December 31,
($ in thousands)	2025	2024	2023
Operating Activities:
Net income	$111,048	$76,215	$104,131
Equity in undistributed earnings of subsidiaries	(50,437)	(13,954)	(79,241)
(Increase) decrease in other assets	(21,154)	(143)	(604)
Increase (decrease) in other liabilities	(1,109)	1,140	1,741
Net cash provided by operating activities	38,348	63,258	26,027
Investing Activities:
Net cash received in acquisitions	—	—	4,123
Net cash provided by investing activities	—	—	4,123
Financing Activities:
Repayment of subordinated debentures	(18,000)	(10,000)	—
Payment of common stock cash dividends	(37,284)	(36,253)	(34,940)
Repurchases of common stock	(991)	—	—
Proceeds from stock option exercises	1,491	4,094	4,519
Cash paid for shares withheld for payroll taxes on stock based compensation	(839)	(1,691)	(743)
Net cash used in financing activities	(55,623)	(43,850)	(31,164)
Net increase (decrease) in cash	(17,275)	19,408	(1,014)
Cash, beginning of year	24,005	4,597	5,611
Cash, end of year	$6,730	$24,005	$4,597

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Bancorp
Southern Pines, North Carolina

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of First Bancorp (the "Company") as of December 31, 2025, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance and Provision for Credit Losses on Loans – Qualitative Adjustments to the Expected Credit Loss Rate

As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses (“ACL”) is an estimate that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial assets. For collectively evaluated loans, the Discounted Cash Flow (“DCF”) method is used for substantially all pools. In determining the proper level of default rates and loss given default, management has determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. It therefore utilizes its own historical credit loss experience by each loan segment over an economic cycle. Management also considers forward-looking information in estimating expected credit losses. Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments consider a range of maximum and minimum loss rates and can either increase or decrease the quantitative model estimation. Each period the Company considers qualitative adjustments that are relevant within the qualitative framework. This includes weighting and risk scoring among the qualitative adjustments within the qualitative framework.

We identified the auditing of the weighting and risk scoring of the qualitative adjustments as a critical audit matter because of the significant auditor judgment applied and significant audit effort required to evaluate the subjective and complex judgments made by management.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of internal controls over:
•Management’s evaluation of the relevance and reliability of data used in determination of the qualitative adjustments.
•Management’s methodology for qualitative adjustments and judgments in risk scoring and weighting qualitative adjustments to the ACL estimate
•Management’s significant assumptions, judgments, and conclusions reached in determining the qualitative adjustments.

Substantively testing management’s qualitative adjustments, which included:
•Evaluating the reasonableness of management’s methodology related to determining the qualitative adjustments.

•Evaluating the reasonableness of management’s significant assumptions, judgments, and conclusions reached in determining the qualitative adjustments.
•Evaluating the relevance and reliability of data used by management in determining the qualitative adjustments.
•Testing the completeness and accuracy of data inputs to the CECL model which affects the accuracy of calculations of qualitative adjustments.

/s/ Crowe LLP

We have served as the Company's auditor since 2025.

Fort Lauderdale, Florida
February 25, 2026

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
First Bancorp
Southern Pines, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of First Bancorp (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, P.C.
We have served as the Company's auditor from 2019 to 2024.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the "Framework"). Based on management’s evaluation under the Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2025.
Crowe LLP, an independent, registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and audited the Company’s effectiveness of internal control over financial reporting as of December 31, 2025, as stated in their reports, which are included in Item 8 hereof.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting

Item 9B. Other Information
Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended December 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.
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
Awards Made To Named Executive Officers
During the fiscal year ended December 31, 2025, the Company did not award an option or other right to purchase or acquire its common shares during any period beginning four business days before the filing of a periodic report on Form 10-Q or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such a report to any of the Company’s “named executive officers” (as such persons are specified in the Company’s Proxy Statements for its 2024 or 2025 Annual Meeting of Shareholders).
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
Additional Information Regarding the Registrant’s Equity Compensation Plans
At December 31, 2025, the Company had one equity-based compensation plan, under which new grants of equity-based awards are possible.
The following table presents information as of December 31, 2025 regarding shares of the Company’s stock that may be issued pursuant to the Company’s equity-based compensation plans, including those plans that were assumed in conjunction with the GrandSouth acquisition. As discussed in Note 2 and Note 15, the outstanding options shown in the table below were all assumed in conjunction with the GrandSouth acquisition.

	As of December 31, 2025
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	19,218	$18.89	1,826,655
Equity compensation plans not approved by security holders	—	—	—
Total	19,218	$18.89	1,826,655
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
Amended and Restated Employment Agreement by and among the Company and the Bank and Michael G. Mayer effective February 7, 2025 was filed as Exhibit 10.k to the Company's Current Report on Form 8-K filed on February 6, 2025 and is incorporated herein by reference. (*)

10.j
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
Employment Agreement by and among the Company and the Bank and G. Adams Currie Jr. dated December 23, 2021 was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on December 23, 2021 and is incorporated herein by reference. (*)

10.p
Employment Agreement by and among the Company and the Bank and Elizabeth B. Bostian dated December 23, 2021 as filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on December 23, 2021 and is incorporated herein by reference. (*)

10.q
Form of First Amendment to Employment and Change of Control Agreement entered into effective November 6, 2023 with each of its named executive officers was filed as Exhibit 10.a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and is incorporated herein by reference. (*)

10.r
First Bancorp 2024 Equity Plan and form of Restricted Stock Award Agreement as filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2024 (Commission File No. 333-279858) and is incorporated herein by reference (*)

10.s
Employment Agreement by and among the Company and the Bank and Christian Wilson dated February 7, 2025 as filed as Exhibit 10.u to the Company's Current Report on Form 8-K on February 6, 2025 and is incorporated by reference (*)

19.a	Securities Law Compliance Policy
19.b	Insider Trading and Section 16 Reporting Policy
21	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm, Crowe LLP
23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Excess Incentive Compensation Recovery Policy dated October 23, 2023 was filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated herein by reference. (*)

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

__________________

(b)	Exhibits - see (a)(3) above.
(c)	No financial statement schedules are filed herewith.
Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 101 North Spring Street, Greensboro, North Carolina, 27401.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FIRST BANCORP has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southern Pines, and State of North Carolina, on February 25, 2026.

First Bancorp
By: /s/ Richard H. Moore
Richard H. Moore
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons and in the capacities and on the dates indicated.

Executive Officers
/s/ Richard H. Moore	/s/ Elizabeth B. Bostian	/s/ T. Brent Hicks
Richard H. Moore Chief Executive Officer & Chairman of the Board	Elizabeth B. Bostian Executive Vice President & Chief Financial Officer	T. Brent Hicks Executive Vice President & Chief Accounting Officer
February 25, 2026	February 25, 2026	February 25, 2026

Board of Directors
/s/ James C. Crawford, III		/s/ Richard H. Moore
James C. Crawford, III Lead Independent Director Director		Richard H. Moore Chairman of the Board Director
February 25, 2026		February 25, 2026

/s/ G. Adam Currie		/s/ Carlie C. McLamb, Jr.
G. Adam Currie Director		Carlie C. McLamb, Jr. Director
February 25, 2026		February 25, 2026

/s/ Suzanne DeFerie		/s/ Dexter V. Perry
Suzanne DeFerie Director		Dexter V. Perry Director
February 25, 2026		February 25, 2026

/s/ Abby J. Donnelly		/s/ O. Temple Sloan, III
Abby J. Donnelly Director		O. Temple Sloan, III Director
February 25, 2026		February 25, 2026

/s/ Michael G. Mayer		/s/ Frederick L. Taylor II
Michael G. Mayer Director		Frederick L. Taylor II Director
February 25, 2026		February 25, 2026

/s/ John W. McCauley
John W. McCauley Director
February 25, 2026