Form 10-Q
period 2026-03-31
FIRST BANCORP /NC/
filed 2026-05-07
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on April 30, 2026 was 41,375,413.

INDEX
FIRST BANCORP AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Part I of this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Further, forward-looking statements are intended to speak only as of the date made. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning our opinions or judgment about future events. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, our level of success in integrating acquisitions, actions of government regulators, the level of market interest rates, geopolitical influences and general economic conditions. For additional information about factors that could affect the matters discussed in this paragraph, see the “Risk Factors” section of our 2025 Annual Report on Form 10-K ("2025 Annual Report") and Item 1A of Part II of this report.

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp
Consolidated Balance Sheets

($ in thousands - unaudited)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks, noninterest-bearing	$135,176	$146,759
Due from banks, interest-bearing	462,815	162,836
Total cash and cash equivalents	597,991	309,595

Securities available for sale (amortized cost of $2,177,316 and $2,242,678, respectively)	1,979,606	2,048,556
Securities held to maturity (fair values of $440,882 and $448,452, respectively)	511,429	513,099
Presold mortgages in process of settlement	11,191	7,790

Loans	8,793,814	8,722,419
Allowance for credit losses on loans	(124,734)	(123,581)
Net loans	8,669,080	8,598,838

Premises and equipment, net	139,374	139,125
Accrued interest receivable	37,296	39,206
Goodwill	478,750	478,750
Other intangible assets, net	15,985	17,232
Bank-owned life insurance	194,626	193,286
Other assets	312,406	322,862
Total assets	$12,947,734	$12,668,339

Liabilities
Deposits
Noninterest-bearing deposits	$3,596,629	$3,486,985
Interest-bearing deposits	7,415,854	7,261,436
Total deposits	11,012,483	10,748,421
Borrowings	74,643	74,569
Accrued interest payable	3,733	3,747
Other liabilities	173,925	187,434
Total liabilities	11,264,784	11,014,171

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,375,026 shares and 41,466,227 shares, respectively	968,675	973,884
Retained earnings	866,387	829,659
Stock in rabbi trust assumed in acquisition	(893)	(885)
Rabbi trust obligation	893	885
Accumulated other comprehensive income (loss)	(152,112)	(149,375)
Total shareholders’ equity	1,682,950	1,654,168
Total liabilities and shareholders’ equity	$12,947,734	$12,668,339
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Income

	Three Months Ended March 31,
($ in thousands, except per share data - unaudited)	2026	2025
Interest Income
Interest and fees on loans	$120,747	$110,497
Interest on investment securities:
Taxable interest income	17,556	15,524
Tax-exempt interest income	1,115	1,116
Other, principally overnight investments	2,972	5,487
Total interest income	142,390	132,624

Interest Expense
Interest on deposits	34,046	38,119
Interest on borrowings	1,228	1,658
Total interest expense	35,274	39,777

Net interest income	107,116	92,847
Provision for credit losses	3,083	1,116
Net interest income after provision for credit losses	104,033	91,731

Noninterest Income
Service charges on deposit accounts	3,954	3,767
Other service charges and fees	5,942	5,919
Presold mortgage loan fees and gains on sale	669	450
Commissions from sales of financial products	1,492	1,408
SBA loan sale gains	903	52
Bank-owned life insurance income	1,340	1,228
Other income, net	878	132
Total noninterest income	15,178	12,956

Noninterest Expense
Salaries, incentives and commissions expense	29,978	28,661
Employee benefit expense	6,516	6,095
Total personnel expense	36,494	34,756
Occupancy and equipment expense	5,355	5,192
Intangibles amortization expense	1,247	1,516
Other operating expenses	17,122	16,447
Total noninterest expenses	60,218	57,911

Income before income taxes	58,993	46,776
Income tax expense	12,334	10,370

Net income	$46,659	$36,406

Earnings per common share:
Basic	$1.13	$0.88
Diluted	1.13	0.88

Weighted average common shares outstanding:
Basic	41,250,500	41,130,779
Diluted	41,459,357	41,406,525
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
($ in thousands - unaudited)	2026	2025

Net income	$46,659	$36,406
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(3,588)	46,841
Tax benefit (expense)	831	(11,440)
Postretirement Plans:
Amortization of unrecognized net actuarial losses	26	—
Tax (expense) benefit	(6)	—
Other comprehensive (loss) income	(2,737)	35,401
Comprehensive income (loss)	$43,922	$71,807
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Three Months Ended March 31, 2025
Balances, January 1, 2025	41,347	$971,313	$756,327	$(1,148)	$1,148	$(282,029)	$1,445,611
Net income			36,406				36,406
Cash dividends declared ($0.22 per common share)			(9,103)				(9,103)
Change in Rabbi Trust Obligation				(18)	18		—
Stock options exercised	13	126					126
Stock repurchases	(25)	(992)					(992)
Stock withheld for payment of taxes	(8)	(293)					(293)
Stock-based compensation	42	1,020					1,020
Other comprehensive income						35,401	35,401
Balances, March 31, 2025	41,369	$971,174	$783,630	$(1,166)	$1,166	$(246,628)	$1,508,176

Three Months Ended March 31, 2026
Balances, January 1, 2026	41,466	$973,884	$829,659	$(885)	$885	$(149,375)	$1,654,168
Net income			46,659				46,659
Cash dividends declared ($0.24 per common share)			(9,931)				(9,931)
Change in Rabbi Trust Obligation				(8)	8		—
Stock options exercised	2	36					36
Stock repurchases	(93)	(5,147)					(5,147)
Stock withheld for payment of taxes	(18)	(1,047)					(1,047)
Stock-based compensation	18	949					949
Other comprehensive income						(2,737)	(2,737)
Balances, March 31, 2026	41,375	$968,675	$866,387	$(893)	$893	$(152,112)	$1,682,950
See accompanying notes to unaudited consolidated financial statements.

Index

First Bancorp
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2026	2025
Cash Flows From Operating Activities
Net income	$46,659	$36,406
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	3,083	1,116
Net security premium amortization	587	1,432
Deferred income taxes, net	3,254	2,046
Loan discount accretion	(1,293)	(2,193)
Deposit and debt discount accretion, net	148	294
Foreclosed property losses (gains), net	(52)	(18)
Other (gains) losses, net	(825)	(109)
Bank-owned life insurance income	(1,340)	(1,228)
Net amortization of deferred loan costs/(fees)	1,097	49
Depreciation of premises and equipment	1,630	1,796
Amortization of operating lease right-of-use assets	345	314
Repayments of lease obligations	(329)	(297)
Stock-based compensation expense	949	1,020
Amortization of intangible assets	1,247	1,516
Amortization and impairment of SBA servicing assets	194	362
Gains on sale of loans	(1,572)	(502)
Origination of presold mortgage loans and SBA loans held for sale	(39,820)	(17,158)
Proceeds from sales of presold mortgage loans and SBA loans	44,844	21,669
Decrease (increase) in accrued interest receivable	1,910	877
Decrease (increase) in other assets	4,202	8,702
(Decrease) increase in accrued interest payable	(14)	331
(Decrease) increase in other liabilities	(3,708)	(3,829)
Net cash provided by (used in) operating activities	61,196	52,596
Cash Flows From Investing Activities
Purchases of securities available for sale	(1,275)	(10,000)
Proceeds from maturities, calls and principal repayments of securities available for sale	67,141	35,050
Proceeds from maturities, calls and principal repayments of securities held to maturity	579	638
Purchases of Federal Reserve and FHLB stock	(375)	(283)
Proceeds from bank owned life insurance death benefits	—	91
Purchases of other investments	(6,035)	(4,423)
Net (increase) decrease in loans	(79,835)	(13,298)
Proceeds from sales of foreclosed properties	524	709
Purchases of premises and equipment	(1,879)	(243)
Proceeds from sales of premises and equipment	62	342
Net cash (used in) provided by investing activities	(21,093)	8,583
Cash Flows From Financing Activities
Net increase (decrease) in deposits	264,000	214,031
Repayment of FHLB and FRB borrowings	(12)	(12)
Cash dividends paid – common stock	(9,537)	(9,105)
Repurchases of common stock	(5,147)	(992)
Proceeds from stock option exercises	36	126
Payment of taxes related to stock withheld	(1,047)	(293)
Net cash provided by (used in) financing activities	248,293	203,755
Increase (decrease) in cash and cash equivalents	288,396	264,934
Cash and cash equivalents, beginning of period	309,595	507,507
Cash and cash equivalents, end of period	$597,991	$772,441
(Continued)

Index

First Bancorp
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
($ in thousands-unaudited)	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$35,141	$39,259
Cash paid during the period for income taxes	817	41
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(2,757)	35,401
Non-cash: Foreclosed loans transferred to foreclosed real estate	213	495
Non-cash: Accrued dividends at end of period	9,931	9,103
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	686	—
Non-cash: Affordable housing investments obtained in exchange for funding commitments	(5,023)	—

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2026, the consolidated results of income, comprehensive income and shareholders' equity for the three months ended March 31, 2026 and 2025, and the consolidated cash flows for the three months ended March 31, 2026 and 2025. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2025 Annual Report for the year ended December 31, 2025. Operating results for interim period are not necessarily indicative of the results that may be expected for the full year.
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.
Refer to Note 1 of the 2025 Annual Report filed with the Securities and Exchange Commission (“SEC”) for a discussion of accounting policies and other relevant information with respect to the consolidated financial statements.
The Company has evaluated all subsequent events through the date the consolidated financial statements were issued.
Accounting Standards Adopted in 2026
The Company did not adopt any accounting standards during the first three months of 2026.
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

Index
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
Note 2. Securities
The book values and approximate fair values of investment securities at March 31, 2026 and December 31, 2025 are summarized as follows:

($ in thousands)	March 31, 2026				December 31, 2025
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$165,320	$166,669	$1,664	$(315)	$165,137	$168,095	$3,004	$(46)
Government-sponsored enterprise securities	1,971	1,769	—	(202)	1,968	1,758	—	(210)
Mortgage-backed securities	1,994,830	1,796,043	2,724	(201,511)	2,057,381	1,860,357	4,008	(201,032)
Corporate bonds	15,195	15,125	52	(122)	18,192	18,346	193	(39)
Total available for sale	$2,177,316	$1,979,606	$4,440	$(202,150)	$2,242,678	$2,048,556	$7,205	$(201,327)

Securities held to maturity:
Mortgage-backed securities	$6,143	$5,942	$—	$(201)	$6,735	$6,536	$—	$(199)
State and local governments	505,286	434,940	5	(70,351)	506,364	441,916	19	(64,467)
Total held to maturity	$511,429	$440,882	$5	$(70,552)	$513,099	$448,452	$19	$(64,666)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of March 31, 2026 and December 31, 2025.

Index
Accrued interest receivable on available for sale ("AFS") debt securities was $5.3 million and $5.2 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on held to maturity ("HTM") debt securities was $3.0 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively.
The following table presents information regarding all securities with unrealized losses at March 31, 2026:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$35,011	$315	$—	$—	$35,011	$315
Government-sponsored enterprise securities	$—	$—	$1,769	$202	$1,769	$202
Mortgage-backed securities	292,670	2,292	1,035,498	199,420	1,328,168	201,712
Corporate bonds	10,628	122	—	—	10,628	122
State and local governments	1,416	4	429,568	70,347	430,984	70,351
Total unrealized loss position	$339,725	$2,733	$1,466,835	$269,969	$1,806,560	$272,702

The following table presents information regarding all securities with unrealized losses at December 31, 2025:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$19,959	$46	$—	$—	$19,959	$46
Government-sponsored enterprise securities	—	—	1,758	210	1,758	210
Mortgage-backed securities	157,405	684	1,074,038	200,547	1,231,443	201,231
Corporate bonds	3,711	39	—	—	3,711	39
State and local governments	—	—	436,511	64,467	436,511	64,467
Total unrealized loss position	$181,075	$769	$1,512,307	$265,224	$1,693,382	$265,993
As of March 31, 2026, the Company's securities portfolio included 573 securities of which 506 securities were in an unrealized loss position. As of December 31, 2025, the Company's securities portfolio included 573 securities of which 491 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at March 31, 2026 and December 31, 2025 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Substantially all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or SBA, each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At March 31, 2026 and December 31, 2025, the Company determined that expected credit losses associated with HTM securities were insignificant.

Index
The book values and fair values of investment securities at March 31, 2026, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year but within five years	$157,065	$158,555	$10,844	$10,341
Due after five years but within ten years	25,421	25,008	283,223	245,842
Due after ten years	—	—	211,219	178,757
Mortgage-backed securities	1,994,830	1,796,043	6,143	5,942
Total securities	$2,177,316	$1,979,606	$511,429	$440,882
At March 31, 2026 and December 31, 2025, investment securities with carrying values of $888.7 million and $876.8 million, respectively, were pledged as collateral for public deposits. In addition, at March 31, 2026 and December 31, 2025, investment securities with carrying values of $619.8 million and $622.1 million, respectively, were pledged as collateral to the Federal Reserve Bank ("Federal Reserve") to secure any such borrowings.
At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three months ended March 31, 2026 or March 31, 2025.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $42.0 million and $41.6 million at March 31, 2026 and December 31, 2025, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.9 million and $8.5 million at March 31, 2026 and December 31, 2025, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost of $33.1 million at March 31, 2026 and December 31, 2025, respectively, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
Note 3. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	March 31, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$1,000,037	11%	$1,046,438	12%
Construction, development & other land loans	821,826	10%	753,199	9%
Commercial real estate - owner occupied	1,352,473	15%	1,353,912	15%
Commercial real estate - non owner occupied	2,921,210	33%	2,843,555	33%
Multi-family real estate	545,586	6%	537,015	6%
Residential 1-4 family real estate	1,717,550	20%	1,736,453	20%
Home equity loans/lines of credit	369,062	4%	383,652	4%
Consumer loans	66,430	1%	67,458	1%
Subtotal	8,794,174	100%	8,721,682	100%
Unamortized net deferred loan costs/(fees)	(360)		737
Total loans	$8,793,814		$8,722,419

Index
Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	March 31, 2026	December 31, 2025
Guaranteed portions of SBA loans included in table above	$50,914	$61,501
Unguaranteed portions of SBA loans included in table above	99,054	100,509
Total SBA loans included in the table above	$149,968	$162,010

Sold portions of SBA loans with servicing retained - not included in tables above	$289,613	$284,649
At March 31, 2026 and December 31, 2025, there were remaining unaccreted discounts on the retained portion of sold SBA loans amounting to $2.1 million and $2.0 million, respectively.
At March 31, 2026 and December 31, 2025, loans in the amount of $7.3 billion and $7.1 billion, respectively, were pledged as collateral to the Federal Reserve and the FHLB for borrowing capacity. Refer to Note 5 for further discussion.
At March 31, 2026 and December 31, 2025, total loans included loans to directors and executive officers of the Company, and their associates, totaling approximately $60.2 million and $60.7 million, respectively. Available credit on related party loans totaled zero and $0.3 million at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, unamortized discounts on all acquired loans totaled $7.7 million and $8.8 million, respectively.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed properties.
The following table summarizes the NPAs for each date presented.

($ in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$41,032	$36,315
Accruing loans > 90 days past due	—	—
Total nonperforming loans	41,032	36,315
Foreclosed properties	740	1,425
Total nonperforming assets	$41,772	$37,740
At March 31, 2026 and December 31, 2025, the Company had $0.9 million and $1.0 million, respectively, in residential mortgage loans in the process of foreclosure.
At March 31, 2026 and December 31, 2025, there were commitments to lend an immaterial amount of additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of March 31, 2026:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$8,910	$8,910
Construction, development & other land loans	—	205	205
Commercial real estate - owner occupied	1,806	11,784	13,590
Commercial real estate - non owner occupied	5,439	255	5,694
Residential 1-4 family real estate	—	9,684	9,684
Home equity loans/lines of credit	—	2,678	2,678
Consumer loans	—	271	271
Total	$7,245	$33,787	$41,032

Index
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2025:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,130	$9,130
Construction, development & other land loans	—	202	202
Commercial real estate - owner occupied	1,825	11,639	13,464
Commercial real estate - non owner occupied	4,269	709	4,978
Residential 1-4 family real estate	—	5,908	5,908
Home equity loans/lines of credit	—	2,407	2,407
Consumer loans	—	226	226
Total	$6,094	$30,221	$36,315
There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.
The following table presents an analysis of the payment status of the Company’s loans as of March 31, 2026:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$988,571	$2,162	$394	$8,910	$1,000,037
Construction, development & other land loans	821,199	422	—	205	821,826
Commercial real estate - owner occupied	1,335,632	3,095	156	13,590	1,352,473
Commercial real estate - non owner occupied	2,910,793	4,723	—	5,694	2,921,210
Multi-family real estate	545,586	—	—	—	545,586
Residential 1-4 family real estate	1,701,149	5,086	1,631	9,684	1,717,550
Home equity loans/lines of credit	364,903	1,350	131	2,678	369,062
Consumer loans	65,621	319	219	271	66,430
Total	$8,733,454	$17,157	$2,531	$41,032	8,794,174
Unamortized net deferred loan costs/(fees)					(360)
Total loans					$8,793,814

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2025:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$1,034,943	$1,824	$541	$9,130	$1,046,438
Construction, development & other land loans	752,388	602	7	202	753,199
Commercial real estate - owner occupied	1,338,042	2,130	276	13,464	1,353,912
Commercial real estate - non owner occupied	2,838,054	—	523	4,978	2,843,555
Multi-family real estate	537,015	—	—	—	537,015
Residential 1-4 family real estate	1,720,305	6,685	3,555	5,908	1,736,453
Home equity loans/lines of credit	379,437	1,570	238	2,407	383,652
Consumer loans	66,692	290	250	226	67,458
Total	$8,666,876	$13,101	$5,390	$36,315	8,721,682
Unamortized net deferred loan costs/(fees)					737
Total loans					$8,722,419
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.

Index
The following table presents an analysis of collateral dependent loans of the Company as of March 31, 2026:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$5,371	$5,371
Commercial real estate - non owner occupied	5,439	5,439
Total	$10,810	$10,810
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2025:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$5,390	$5,390
Commercial real estate - non owner occupied	4,269	4,269
Total	$9,659	$9,659
There have been no material changes from the treatment of collateral dependent loans under the current expected credit loss ("CECL") model as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The Company continues to utilize the third-party baseline forecast, which incorporates an equal probability of the United States economy performing better or worse than the projection, as the best forecast to use for macroeconomic factors in the model. Management continued to consistently apply various other factors as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, such as prepayments, qualitative factor scorecards, macroeconomic drivers, reasonable and supportable forecast periods, reversion to long-term average, etc.
The following tables present the activity in the allowance for credit losses ("ACL") on loans for each of the periods indicated.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended March 31, 2026
Commercial and industrial	$20,044	$(1,413)	$331	$411	$19,373
Construction, development & other land loans	11,465	—	31	3,282	14,778
Commercial real estate - owner occupied	20,298	(247)	132	(1,117)	19,066
Commercial real estate - non owner occupied	25,017	—	8	(847)	24,178
Multi-family real estate	5,205	—	—	412	5,617
Residential 1-4 family real estate	34,068	(5)	46	(23)	34,086
Home equity loans/lines of credit	3,519	—	10	(195)	3,334
Consumer loans	3,965	(345)	54	628	4,302
Total	$123,581	$(2,010)	$612	$2,551	$124,734

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended March 31, 2025
Commercial and industrial	$19,474	$(2,216)	$497	$1,520	$19,275
Construction, development & other land loans	9,314	—	73	(1,718)	7,669
Commercial real estate - owner occupied	19,380	(437)	106	276	19,325
Commercial real estate - non owner occupied	27,768	(905)	3	1,518	28,384
Multi-family real estate	5,476	—	—	(461)	5,015
Residential 1-4 family real estate	33,552	(124)	29	278	33,735
Home equity loans/lines of credit	4,111	(68)	19	(560)	3,502
Consumer loans	3,497	(370)	54	545	3,726
Total	$122,572	$(4,120)	$781	$1,398	$120,631

Index
Credit Quality Indicators
There have been no material changes from the treatment of credit quality tracking and risk grade descriptions as discussed in Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

Index

	Term Loans by Year of Origination
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
As of March 31, 2026
Commercial and industrial
Pass	$54,765	$195,495	$63,820	$38,928	$83,718	$155,207	$394,046	$985,979
Special Mention	—	100	225	251	93	227	1,872	2,768
Classified	—	927	691	944	3,128	3,758	1,842	11,290
Total commercial and industrial	54,765	196,522	64,736	40,123	86,939	159,192	397,760	1,000,037
Gross charge-offs, YTD	11	—	18	12	—	405	967	1,413
Construction, development & other land loans
Pass	147,642	411,950	98,226	72,521	17,391	25,101	48,139	820,970
Special Mention	—	—	—	562	41	—	—	603
Classified	—	57	47	72	65	12	—	253
Total construction, development & other land loans	147,642	412,007	98,273	73,155	17,497	25,113	48,139	821,826
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	83,707	270,584	176,989	175,290	198,521	377,221	28,249	1,310,561
Special Mention	468	4,321	3,213	1,778	2,989	6,849	2,440	22,058
Classified	146	98	1,949	1,363	2,300	13,998	—	19,854
Total commercial real estate - owner occupied	84,321	275,003	182,151	178,431	203,810	398,068	30,689	1,352,473
Gross charge-offs, YTD	—	—	—	—	—	247	—	247
Commercial real estate - non owner occupied
Pass	280,386	664,634	365,050	342,362	563,935	668,600	24,647	2,909,614
Special Mention	—	136	1,123	—	—	369	—	1,628
Classified	—	4,280	45	—	530	5,113	—	9,968
Total commercial real estate - non owner occupied	280,386	669,050	366,218	342,362	564,465	674,082	24,647	2,921,210
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Multi-family real estate
Pass	23,166	104,738	57,359	63,589	105,642	173,848	17,116	545,458
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	128	—	—	—	128
Total multi-family real estate	23,166	104,738	57,359	63,717	105,642	173,848	17,116	545,586
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	53,349	233,904	148,521	291,781	369,227	601,893	57	1,698,732
Special Mention	—	382	18	—	161	626	—	1,187
Classified	—	3,517	144	418	2,340	11,212	—	17,631
Total residential 1-4 family real estate	53,349	237,803	148,683	292,199	371,728	613,731	57	1,717,550
Gross charge-offs, YTD	—	—	—	—	—	5	—	5
Home equity loans/lines of credit
Pass	295	3,476	1,229	669	542	470	355,953	362,634
Special Mention	—	—	—	—	—	—	12	12
Classified	33	149	—	254	—	175	5,805	6,416
Total home equity loans/lines of credit	328	3,625	1,229	923	542	645	361,770	369,062
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Consumer loans
Pass	5,013	13,283	7,142	3,992	2,782	1,345	32,426	65,983
Special Mention	—	—	—	—	—	—	17	17
Classified	—	42	110	24	23	2	229	430
Total consumer loans	5,013	13,325	7,252	4,016	2,805	1,347	32,672	66,430
Gross charge-offs, YTD	27	41	—	—	—	—	277	345

Total loans	$648,970	$1,912,073	$925,901	$994,926	$1,353,428	$2,046,026	$912,850	8,794,174
Unamortized net deferred loan costs/(fees)								(360)
Total loans, net of deferred loan costs/(fees)								$8,793,814

Total gross charge-offs, year to date	$38	$41	$18	$12	$—	$657	$1,244	$2,010

Index

	Term Loans by Year of Origination
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
As of December 31, 2025
Commercial and industrial
Pass	$213,147	$79,715	$43,504	$91,590	$57,804	$108,133	$439,840	$1,033,733
Special Mention	85	260	164	109	82	262	1,416	2,378
Classified	515	157	949	3,177	416	3,692	1,421	10,327
Total commercial and industrial	213,747	80,132	44,617	94,876	58,302	112,087	442,677	1,046,438
Gross charge-offs, YTD	35	646	780	903	174	802	4,401	7,741
Construction, development & other land loans
Pass	469,670	115,650	76,839	18,463	18,724	8,840	39,702	747,888
Special Mention	4,172	—	573	48	—	—	—	4,793
Classified	57	49	72	68	2	270	—	518
Total construction, development & other land loans	473,899	115,699	77,484	18,579	18,726	9,110	39,702	753,199
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	298,490	187,305	185,070	215,615	220,148	184,358	25,429	1,316,415
Special Mention	2,428	2,856	1,802	3,018	406	6,541	1,757	18,808
Classified	112	1,393	568	2,313	474	13,786	43	18,689
Total commercial real estate - owner occupied	301,030	191,554	187,440	220,946	221,028	204,685	27,229	1,353,912
Gross charge-offs, YTD	—	420	—	17	—	903	—	1,340
Commercial real estate - non owner occupied
Pass	724,974	374,312	376,910	594,522	529,233	205,946	29,622	2,835,519
Special Mention	136	1,131	—	—	1	382	—	1,650
Classified	78	662	—	546	—	5,100	—	6,386
Total commercial real estate - non owner occupied	725,188	376,105	376,910	595,068	529,234	211,428	29,622	2,843,555
Gross charge-offs, YTD	—	905	—	33	—	—	—	938
Multi-family real estate
Pass	100,953	65,838	63,983	109,323	148,234	33,429	15,124	536,884
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	131	—	—	—	—	131
Total multi-family real estate	100,953	65,838	64,114	109,323	148,234	33,429	15,124	537,015
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	166,356	230,701	301,965	373,118	264,824	381,796	61	1,718,821
Special Mention	390	424	—	—	267	630	—	1,711
Classified	151	2,561	420	2,273	1,894	8,622	—	15,921
Total residential 1-4 family real estate	166,897	233,686	302,385	375,391	266,985	391,048	61	1,736,453
Gross charge-offs, YTD	—	—	—	—	—	127	—	127
Home equity loans/lines of credit
Pass	3,785	1,255	1,894	659	203	420	369,296	377,512
Special Mention	—	—	—	—	—	—	—	—
Classified	158	34	254	—	88	3	5,603	6,140
Total home equity loans/lines of credit	3,943	1,289	2,148	659	291	423	374,899	383,652
Gross charge-offs, YTD	—	—	—	68	—	—	1	69
Consumer loans
Pass	15,044	8,619	4,952	3,390	1,063	580	33,403	67,051
Special Mention	—	—	—	—	—	—	—	—
Classified	49	74	36	24	4	—	220	407
Total consumer loans	15,093	8,693	4,988	3,414	1,067	580	33,623	67,458
Gross charge-offs, YTD	25	149	115	12	1	37	1,075	1,414

Total loans	$2,000,750	$1,072,996	$1,060,086	$1,418,256	$1,243,867	$962,790	$962,937	8,721,682
Unamortized net deferred loan costs/(fees)								737
Total loans, net of deferred loan costs/(fees)								$8,722,419

Total gross charge-offs, year to date	$60	$2,120	$895	$1,033	$175	$1,869	$5,477	$11,629

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
The following table presents the amortized cost basis at March 31, 2026 of the loans modified during the three month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended March 31, 2026
Commercial real estate - owner occupied	$1,675	$—	$1,675	0.12%
Commercial real estate - non owner occupied	—	45	45	—%
Residential 1-4 family real estate	—	82	82	—%
Home equity loans/lines of credit	—	297	297	0.08%
Consumer loans	—	19	19	0.03%
Total	$1,675	$443	$2,118	0.02%
The following table presents the amortized cost basis at March 31, 2025 of the loans modified during the three month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total	Percent of Total Class of Loans
As of and for the three months ended March 31, 2025
Commercial and industrial	$67	$—	$—	$67	0.01%
Commercial real estate - owner occupied	—	741	—	741	0.06%
Commercial real estate - non owner occupied	468	—	4,371	4,839	0.18%
Residential 1-4 family real estate	—	18	—	18	—%
Home equity loans/lines of credit	—	300	—	300	0.09%
Total	$535	$1,059	$4,371	$5,965	0.07%
For the three months ended March 31, 2026 and March 31, 2025, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.

Index
The following table describes the financial effect for the three months ended March 31, 2026 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended March 31, 2026
Commercial real estate - owner occupied	12	0
Commercial real estate - non owner occupied	0	12
Residential 1-4 family real estate	0	61
Home equity loans/lines of credit	0	109
Consumer loans	0	39
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
The Company closely monitors the performance of the modified loans that are to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of March 31, 2026:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$767	$—	$23	$1,128
Construction, development & other land loans	31	—	—	—
Commercial real estate - owner occupied	3,814	324	63	—
Commercial real estate - non owner occupied	4,164	—	—	—
Residential 1-4 family real estate	612	80	—	—
Home equity loans/lines of credit	1,720	—	124	75
Consumer loans	19	—	—	—
	$11,127	$404	$210	$1,203

Index
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$594	$38	$—	$563
Commercial real estate - owner occupied	500	334	—	—
Commercial real estate - non owner occupied	4,316	—	—	—
Residential 1-4 family real estate	144	—	—	—
Home equity loans/lines of credit	674	130	—	—
	$6,228	$502	$—	$563
The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Interest Rate Reduction and Term Extension	Total
Commercial and industrial	$—	$405	$27	$432
Commercial real estate - owner occupied	324	63	—	387
Home equity loans/lines of credit	—	124	—	124
Total	$324	$592	$27	$943
The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty by loan category and type of concession granted.

($ in thousands)	Term Extension	Total
Residential 1-4 family real estate	$51	$51
Total	$51	$51
At March 31, 2026 and December 31, 2025, there were no commitments to lend additional funds to a borrower experiencing financial difficulty for whom a modification had been made.
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
Impact of Hurricane Helene
In the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene in third quarter of 2024, the Company identified borrowers who were potentially impacted. During 2026, the Company evaluated the commercial loan portfolio and adjusted risk ratings and nonaccrual status as applicable. Therefore, for those relationships, the normal reserving process for March 31, 2026 was applied. For the potentially impacted consumer loans, the Company applied increased reserve rates based upon severe economic factors to the approximately $258 million of loans (primarily Residential 1-4 family real estate) in the most impacted path of

Index
Hurricane Helene. Due to the potential exposure from Hurricane Helene, the ACL on these impacted consumer loans was $1.9 million as of March 31, 2026, adding 2 basis points to the overall ACL as a percent of total loans, which was 1.42% as of March 31, 2026. As of December 31, 2025, the ACL on the population of potentially impacted commercial and consumer loans was $1.9 million, adding 2 basis points to the overall ACL as a percent of total loans, which was 1.42%.
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
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Beginning balance	$11,004	$9,066
Charge-offs	—	—
Recoveries	—	—
Provision for (reversal of) unfunded commitments	532	(282)
Ending balance	$11,536	$8,784
Note 4. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	March 31, 2026			December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,600	$—	$1,600	$1,600	$—
Core deposit intangibles	57,890	41,905	15,985	57,890	40,658	17,232
Other intangibles	100	100	—	100	100	—
Total amortizable intangible assets	$59,590	$43,605	$15,985	$59,590	$42,358	$17,232
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $1.2 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2026 to date and, therefore, the Company did not perform interim impairment evaluations. The Company's most recent evaluation of goodwill, which

Index
occurred in the fourth quarter of 2025, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during the three months ended March 31, 2026.
Other than the expected amortization expense recognized during the three months ended March 31, 2026, there have been no material changes to the estimated amortization expense related to amortizable intangible assets as discussed in Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The Company recorded SBA guaranteed servicing fee income of $0.7 million during the three months ended March 31, 2026 and 2025.
There was no impairment of SBA servicing assets at March 31, 2026 and December 31, 2025 and no significant methodology changes have been made since year end.
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated:

	Three months ended March 31,
($ in thousands)	2026	2025
Beginning balance, net	$1,748	$2,605
Add: New servicing assets	262	13
Less: Amortization expense and impairment charges	194	362
Ending balance, net	$1,816	$2,256
Note 5. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at March 31, 2026:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$740	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.58% at 3/31/26 adjustable rate 3 month CME Term SOFR+ 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.68% at 3/31/26 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.10% at 3/31/26 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	5.93% at 3/31/26 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.33% at 3/31/26 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	5.80% at 3/31/26 adjustable rate 3 month CME Term SOFR + 2.11%
Total borrowings / weighted average rate as of March 31, 2026			78,064	5.88%
Unamortized discount on acquired borrowings			(3,421)
Total borrowings			$74,643

Index
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2025:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$753	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.75% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.85% at 12/31/25 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.11% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.17% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.37% at 12/31/25 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	5.80% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.11%
Total borrowings / weighted average rate as of December 31, 2025			78,077	5.97%
Unamortized discount on acquired borrowings			(3,508)
Total borrowings			$74,569
Note 6. Leases
The Company enters into leases in the normal course of business. As of March 31, 2026, the Company leased 15 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from April 2026 through May 2076, some of which include options for multiple five-year and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 20.3 years as of March 31, 2026 and 20.8 years as of December 31, 2025. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.44% and 3.41% as of March 31, 2026 and December 31, 2025, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheets, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheets, were $13.7 million and $14.6 million as of March 31, 2026, respectively, and were $13.4 million and $14.2 million as of December 31, 2025, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statements of income, were $0.6 million for the three months ended March 31, 2026 and 2025.

Index
Future undiscounted lease payments for operating leases with initial terms of greater than one year as of March 31, 2026 are as follows:

($ in thousands)
April 1, 2026 to December 31, 2026	$1,253
2027	1,456
2028	1,369
2029	1,316
2030	1,019
Thereafter	15,051
Total undiscounted lease payments	21,464
Less effect of discounting	(6,871)
Present value of estimated lease payments (lease liability)	$14,593
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at March 31, 2026:

($ in thousands) Description of Financial Instruments	Fair Value at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$166,669	$—	$166,669	$—
Government-sponsored enterprise securities	1,769	—	1,769	—
Mortgage-backed securities	1,796,043	—	1,795,384	659
Corporate bonds	15,125	—	14,125	1,000
Total available for sale securities	$1,979,606	$—	$1,977,947	$1,659

Derivative financial assets	$2,307	$—	$2,307	$—

Presold mortgages in process of settlement	$11,191	$—	$11,191	$—

Derivative financial liabilities	$2,341	$—	$2,341	$—

Nonrecurring
Individually evaluated loans	$4,223	$—	$—	$4,223
Foreclosed real estate	175	—	—	175

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2025:

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
US Treasury securities	$168,095	$—	$168,095	$—
Government-sponsored enterprise securities	1,758	—	1,758	—
Mortgage-backed securities	1,860,357	—	1,859,690	667
Corporate bonds	18,346	—	17,346	1,000
Total available for sale securities	$2,048,556	$—	$2,046,889	$1,667

Derivative financial assets	$3,418	$—	$3,418	$—

Presold mortgages in process of settlement	$7,790	$—	$7,790	$—

Derivative financial liabilities	$3,445	$—	$3,445	$—

Nonrecurring
Individually evaluated loans	$9,659	$—	$—	$9,659
Foreclosed real estate	168	—	—	168
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

Index
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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a non-recurring basis as of March 31, 2026.
The carrying amounts and estimated fair values of financial instruments not carried at fair value at March 31, 2026 and December 31, 2025 were as follows:

		March 31, 2026		December 31, 2025
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$135,176	$135,176	$146,759	$146,759
Due from banks, interest-bearing	Level 1	462,815	462,815	162,836	162,836
Securities held to maturity	Level 2	511,429	440,882	513,099	448,452
Total loans, net of allowance	Level 3	8,669,080	8,361,619	8,598,838	8,259,890
SBA servicing asset	Level 3	1,816	3,122	1,747	2,963

Demand deposits, money market and savings	Level 1	10,210,120	10,210,120	9,944,779	9,944,779
Time deposits	Level 2	802,363	799,703	803,642	801,150
Borrowings	Level 2	74,643	69,034	74,569	69,421
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

Index
Note 8. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $167,000 and $238,000 for the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of March 31, 2026, the Equity Plan had 1,808,912 shares remaining available for grant.
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
There have been no material changes to the treatment of stock awards and equity grants as discussed in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently eleven in total) in June of each year. The grants were valued at approximately $37,500 in 2025. Compensation expense associated with these director awards is fully recognized by the date of the award since there are no vesting conditions.
The following table presents information regarding the activity for the first three months of 2026 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	206,624	$38.08
Granted during the period	17,743	56.34
Vested during the period	(45,797)	35.91
Forfeited or expired during the period	—	—
Nonvested at March 31, 2026	178,570	$40.33
Total unrecognized compensation expense as of March 31, 2026 amounted to $3.6 million with a weighted average remaining term of 2.1 years. For the nonvested awards that were outstanding at March 31, 2026, the Company expects to record $2.0 million in compensation expense in the next twelve months, $1.6 million of which is expected to be recorded in the remaining quarters of 2026.

Index
Note 9. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended March 31,
	2026			2025
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$46,659			$36,406
Less: income allocated to restricted stock	(222)			(198)
Basic EPS per common share	$46,437	41,250,500	$1.13	$36,208	41,130,779	$0.88

Diluted EPS:
Net income	$46,659	41,250,500		$36,406	41,130,779
Effect of dilutive securities	—	208,857		—	275,746
Diluted EPS per common share	$46,659	41,459,357	$1.13	$36,406	41,406,525	$0.88
Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shown were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Unrealized loss on securities available for sale	$(197,710)	$(194,122)
Tax effect	45,657	44,826
Net unrealized loss on securities available for sale	(152,053)	(149,296)

Postretirement plans asset (liability)	(77)	(102)
Tax effect	18	23
Net postretirement plans asset (liability)	(59)	(79)

Total accumulated other comprehensive income (loss)	$(152,112)	$(149,375)

Index
The following tables disclose the changes in AOCI for the three months ended March 31, 2026 and 2025 (all amounts are net of tax):

	For the Three Months Ended March 31, 2026
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(149,296)	$(79)	$(149,375)
Other comprehensive income before reclassifications	(2,757)	20	(2,737)
Net current period other comprehensive income	(2,757)	20	(2,737)

Ending balance	$(152,053)	$(59)	$(152,112)

	For the Three Months Ended March 31, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(282,114)	$85	$(282,029)
Other comprehensive income before reclassifications	35,401	—	35,401
Net current period other comprehensive income	35,401	—	35,401

Ending balance	$(246,713)	$85	$(246,628)
Amounts reclassified from AOCI for unrealized gain (loss) on AFS securities represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for postretirement plans asset (liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.
Note 11. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$3,954	$3,767
Other service charges and fees:
Bankcard interchange income, net	2,123	2,327
Other service charges and fees	2,145	2,125
Commissions from sales of financial products	1,492	1,408
Portion of other income in-scope of ASC 606	—	—
Noninterest income (in-scope of ASC 606)	9,714	9,627
Noninterest income (out-of-scope of ASC 606)	5,464	3,329
Total noninterest income	$15,178	$12,956
There have been no material changes from the Company's revenue streams accounted for under ASC 606 as discussed in Note 20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Note 12. Segment Reporting
The Company is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary, the Bank. As a community focused financial institution, substantially all of the Company’s

Index
operations involve the delivery of loan and deposit products or the provision of financial advice to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.
The accounting policies of the banking operations segment are the same as those described in the Summary of Significant Accounting Policies as discussed in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The role of chief operating decision maker is comprised of the executive leadership team to include the Company's Chief Executive Officer, the Bank's Chief Executive Officer, and the Company's Chief Financial Officer. The chief operating decision makers use pre-tax net income to allocate resources in the annual budget and forecasting process. The chief operating decision makers consider budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment.
The chief operating decision makers use the Consolidated Statements of Income and Consolidated Balance Sheets to ascertain measures or performance such as revenue, profit or loss, significant expenses and assets.
Depreciation expense amounted to $1.6 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is recorded in Occupancy and equipment expense on the Consolidated Statements of Income.

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Highlights of the results for the first quarter of 2026 are presented below. Refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following.
Overview and Highlights for the Three Months Ended March 31, 2026
We earned net income of $46.7 million, or $1.13 diluted EPS, during the first quarter of 2026 compared to net income of $36.4 million, or $0.88 diluted EPS, for the first quarter of 2025. Our increased earnings was driven by a $14.3 million increase in net interest income in the first quarter of 2026 from the like quarter, resulting primarily by a combination of higher yield on interest earning assets and a lower cost of funds, both of which were driven by the overall interest rate environment throughout the past year.
•Net interest income for the first quarter of 2026 was $107.1 million, a 15.4% increase from the $92.8 million recorded in the first quarter of 2025. There was a shift in the mix of interest-earning assets between periods, with average loans growing $674.3 million, while average taxable securities contracted $186.9 million and short-term investments contracted $226.9 million.
•Net interest margin ("NIM") increased 42 basis points to 3.67% in the first quarter of 2026 from 3.25% in the first quarter of 2025 as a result of the higher average balance of loans, yields on securities and lower cost of funds, notably money market deposits.
•We remained well-capitalized by all regulatory standards. Risk-based capital ratios contracted slightly during the quarter with a total common equity Tier 1 ratio of 14.13%, Tier 1 risk-based capital ratio of 14.87% and total risk-based capital ratio of 16.12% at March 31, 2026, all down from March 31, 2025.
•The provision for credit losses for the first quarter of 2026 was $3.1 million, driven by loan growth and $1.4 million of net charge-offs.
•Noninterest income for the quarter ended March 31, 2026 totaled $15.2 million, reflecting an increase from the $13.0 million for the comparable prior year period, primarily from a $0.9 million increase in SBA loan sale gains and a $0.7 million increase in Other income.
•Noninterest expense of $60.2 million increased $2.3 million, or 4.0%, for the quarter ended March 31, 2026 from the prior year. The increase is attributable to a $1.7 million increase in Total personnel expenses and a $0.8 million increase in Other operating expenses.
Total assets were $12.9 billion at March 31, 2026, a 2.2% increase from December 31, 2025. The increase was driven primarily by deposit growth generating investable funds that were deployed in interest-bearing cash and loan balances. The primary balance sheet changes are presented below.
•Total cash and cash equivalents amounted to $598.0 million at March 31, 2026, representing a $288.4 million increase from December 31, 2025. Interest-bearing cash increased $300.0 million and was partially offset by an $11.6 million decrease in noninterest-bearing cash.
•AFS securities increased $69.0 million, or 3.4%, during the three months ended March 31, 2026.
•Total loans amounted to $8.8 billion at March 31, 2026, reflecting an increase of $71.4 million, or 0.8%, from December 31, 2025.
•Total deposits were $11.0 billion at March 31, 2026, an increase of $264.1 million, or 2.46%, from December 31, 2025. Deposit growth during the period was split between noninterest-bearing deposits, which increased $109.6 million, and interest-bearing deposits, which increased $154.4 million.
•Credit quality continued to be strong at March 31, 2026, with NPAs of 0.32% of total assets as of March 31, 2026, up 2 basis points from 0.30% at December 31, 2025.
•Our on-balance sheet liquidity ratio was 16.7% at March 31, 2026. Available off-balance sheet sources totaled $2.5 billion at quarter end, resulting in a total liquidity ratio of 34.0%.

Index
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
There have been no material changes to the Company's significant accounting policies as discussed in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Current Accounting Matters
See Note 1 to the consolidated financial statements for information about recently announced or adopted accounting standards.

Index
RESULTS OF OPERATIONS
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (primarily loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (deposits and borrowed funds). Changes in the net interest income are the result of changes in volume and the net interest spread which affects NIM. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. NIM refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest income is also influenced by external factors such as local economic conditions, competition for loans and deposits, and market interest rates.
Net Interest Income for the Three Months Ended March 31, 2026
Net interest income for the first quarter of 2026 amounted to $107.1 million, an increase of $14.3 million, or 15.4%, from the $92.8 million recorded in the first quarter of 2025. The increase was primarily driven by higher yields on interest-earning assets and lower cost of funds.
For the first quarter of 2026, average interest-earning assets increased $256.3 million, or 2.2%, from the comparable period of the prior year, with average loans growing $674.3 million, while average securities and short term investments declined by $191.1 million and $226.9 million respectively.
The cost of interest bearing deposits decreased 25 basis points from the first quarter of 2025, with the biggest decrease coming from the cost of Money market deposits, which decreased 38 basis points and the cost of Time deposits > $250,000, which decreased 29 basis points.
These changes resulted in the 42 basis point improvement in our NIM (see discussion below) from the like quarter to 3.67% for the first quarter of 2026.

Index
The following table presents an analysis of net interest income for the first quarter of 2026 and 2025:

Average Balances and Net Interest Income Analysis
	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,781,728	$120,747	5.58%	$8,107,394	$110,497	5.52%
Taxable securities	2,442,140	17,556	2.88%	2,629,066	15,524	2.36%
Non-taxable securities	284,712	1,115	1.57%	288,905	1,116	1.55%
Short-term investments, primarily interest-bearing cash	276,471	2,972	4.36%	503,377	5,487	4.42%
Total interest-earning assets	11,785,051	142,390	4.89%	11,528,742	132,624	4.65%

Cash and due from banks	147,124			133,756
Premises and equipment	139,775			143,064
Other assets	690,864			421,248
Total assets	$12,762,814			$12,226,810

Liabilities
Interest-bearing checking	$1,416,600	$2,230	0.64%	$1,431,556	$2,497	0.71%
Money market deposits	4,566,409	26,516	2.35%	4,337,560	29,180	2.73%
Savings deposits	524,123	241	0.19%	539,104	240	0.18%
Other time deposits	495,115	2,819	2.31%	558,648	3,353	2.43%
Time deposits >$250,000	304,089	2,240	2.99%	352,174	2,849	3.28%
Total interest-bearing deposits	7,306,336	34,046	1.89%	7,219,042	38,119	2.14%
Short-term borrowings	745	1	0.61%	794	1	0.60%
Long-term borrowings	73,858	1,227	6.74%	91,166	1,657	7.37%
Total interest-bearing liabilities	7,380,939	35,274	1.94%	7,311,002	39,777	2.21%

Noninterest-bearing checking	3,515,359			3,375,098
Other liabilities	179,753			72,839
Shareholders’ equity	1,686,763			1,467,871
Total liabilities and shareholders’ equity	$12,762,814			$12,226,810

Net yield on interest-earning assets and net interest income		$107,116	3.67%		$92,847	3.25%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$107,595	3.69%		$93,284	3.27%

Interest rate spread			2.95%			2.44%

Average prime rate			6.75%			7.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes accretion of discount on acquired loans of $1.1 million and $1.8 million for three months ended March 31, 2026 and 2025, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the growth in earning assets, a shift in the mix of those earning assets from lower-yielding assets to higher-yielding assets, increased yield on assets and a decrease in the cost of liabilities drove the expansion in NIM and net interest income.
•Net interest income for the first quarter of 2026 was $107.1 million, an increase of $14.3 million from the like quarter. The increase in net interest income was primarily driven by our focused efforts to increase interest-earning assets, to improve the mix of earning assets and to manage deposit costs after the rate cuts by the Federal Reserve between September and December of 2024, which saw the federal funds rate fall 50 basis points and additional rate cuts totaling 75 basis points in the second half of 2025. We also focused on increasing loan yields as new originations were at higher rates than older loans. Further, securities yields increased as a result of the loss-earnback transactions in the third and fourth quarters of 2025 along with continued paydowns and payoffs on lower-yielding bonds.
•The Company’s NIM for the first quarter of 2026 was 3.67%, an increase of 42 basis points from the like quarter. Within interest-earning assets, the 2025 securities loss-earnback transactions referenced above resulted in an increase of 46 basis points on the yield on total securities as compared to the like quarter. In addition, loan yields increased 6 basis points to 5.58%. Following the rate cuts by the Federal Reserve in late 2024 and the second half of 2025, the rate on interest-bearing deposits fell 25 basis points from the like quarter.
•Average interest-bearing assets increased $256.3 million for the three months ended March 31, 2026, including a shift in interest-bearing assets from lower-yielding assets to higher-yielding assets. Average loans for the three months ended March 31, 2026 were $674.3 million higher than the same period in 2025. In addition, interest rates on loans increased 6 basis points to 5.58% for the first quarter of 2026, collectively resulting in an increase of $10.3 million in interest income on loans.
•Average securities for the three months ended March 31, 2026 contracted $191.1 million from the like quarter, but the yields on securities increased 0.46% to 2.74% for the first quarter of 2026, resulting in an increase in interest income on securities of $2.0 million.
•Average short-term investments for the three months ended March 31, 2026 contracted $226.9 million from the same period in 2025 and yields fell 0.06% to 4.36%, resulting in a $2.5 million decrease in interest income on short-term investments.
•Due to the impact of the aforementioned Federal Reserve rate cuts in 2024 and 2025 and the resulting decreased market rates partially offset by higher average balances, deposit interest expense for the three months ended March 31, 2026 decreased $4.1 million compared to the same period in 2025. Average interest-bearing deposit balances increased $87.3 million while rates on those deposits decreased 25 basis points as compared to the like quarter. The deposit changes were driven primarily by money market deposits as the average balance increased $228.8 million while the rate on those deposits fell 38 basis points, together accounting for $2.7 million of the decrease in interest expense.
For internal purposes, we also evaluate our NIM on a tax equivalent basis ("NIM-T/E"), which is a non-GAAP financial measure, calculated by adding the tax benefit realized from tax-exempt loans and securities to reported interest income then dividing by total average earning assets. We believe that analysis of NIM-T/E is useful and appropriate because it allows a comparison of net interest income in different periods without taking into account the different mix of taxable versus non-taxable loans and investments that may have existed during those periods.The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM to NIM-T/E.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net interest income, as reported	$107,116	$92,847
Tax-equivalent adjustment	479	437
Net interest income, tax-equivalent	$107,595	$93,284
Net interest margin, as reported	3.67%	3.25%
Net interest margin, tax-equivalent	3.69%	3.27%

Index
Our NIM for all periods presented benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Interest income – increased by accretion of loan discount on acquired loans	$1,065	$1,789
Total interest income impact	1,065	1,789
Interest expense – increased by discount accretion of deposits	(61)	(103)
Interest expense – increased by discount accretion of borrowings	(86)	(191)
Total net interest expense impact	(147)	(294)
Total impact on net interest income	$918	$1,495
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural reduction in outstanding balance of acquired loans.
At March 31, 2026 and 2025, unaccreted loan discounts on purchased loans amounted to $7.7 million and $13.3 million, respectively. The portfolio acquired with the GrandSouth Bancorporation acquisition on January 1, 2023 comprised the majority of the remaining unaccreted loan discount.
In addition to the loan discount accretion recorded on acquired loans, we recorded accretion on the discounts associated with the retained unguaranteed portions of SBA loans for which the guaranteed portion was sold in the secondary market. The level of SBA loan discount accretion will fluctuate relative to the SBA loan portfolio balances. At March 31, 2026 and 2025, the unaccreted loan discounts on SBA loans amounted to $2.1 million and $2.5 million, respectively.
Provision for Credit Losses
The provision for credit losses is comprised of the provision for loan losses and the provision for unfunded commitments. The provision recorded in each period represents the amount required such that the total ACL reflects the current estimate of life of loan credit losses in the loan portfolio and the allowance for unfunded commitments reflects the current expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Our estimate of credit losses is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and allowance for unfunded commitments. Refer also to “Critical Accounting Estimates” in Item 7 of the 2025 Annual Report on Form 10-K filed with the SEC for more information.
The provision for credit losses was $3.1 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. The first quarter of 2026 included a provision for loan losses of $2.6 million and a provision for unfunded commitments expense of $0.5 million. The first quarter of 2025 included a provision for loan losses of $1.4 million and a provision for unfunded commitments reversal of $0.3 million. In the like quarter, the provision for loan losses included the $2.0 million release of the allowance specifically attributed to Hurricane Helene.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Total noninterest income for the three months ended March 31, 2026 was $15.2 million, a 17.2% increase from the $13.0 million recorded for the three months ended March 31, 2025. As compared to the first quarter of 2025, SBA loan sale gains increased $0.9 million and Other Income, net increased $0.7 million.

Index
Details of the more significant components of noninterest income are presented in the table below.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Service charges on deposit accounts	$3,954	$3,767
Other service charges and fees - bankcard interchange income, net	2,123	2,327
Other service charges and fees - other	3,819	3,592
Presold mortgage loan fees and gains on sale	669	450
Commissions from sales of financial products	1,492	1,408
SBA loan sale gains	903	52
Bank-owned life insurance income	1,340	1,228
Securities losses, net	—	—
Other income, net	878	132
Total noninterest income	$15,178	$12,956
Noninterest Expenses
Total noninterest expenses totaled $60.2 million and $57.9 million for the three months ended March 31, 2026 and 2025, respectively, increasing $2.3 million, or 4.0%. This was primarily attributable to a $1.7 million increase in Total personnel expense and a $0.8 million increase in Software licenses and other software costs.
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Salaries, incentives and commissions expense	$29,978	$28,661
Employee benefit expense	6,516	6,095
Total personnel expense	36,494	34,756
Occupancy and equipment expense	5,355	5,192
Credit card rewards and other bankcard expenses	1,289	1,178
Telephone and data lines	861	969
Software licenses and other software costs	2,492	1,731
Data processing expense	2,376	2,501
Professional fees	1,429	1,304
Advertising and marketing	800	811
Non-credit losses	669	937
FDIC insurance costs	1,528	1,525
Corporate insurance costs	534	536
Intangibles amortization expense	1,247	1,516
Other operating expenses	5,144	4,955
Total noninterest expense	$60,218	$57,911
Income Taxes
We recorded income tax expense of $12.3 million and $10.4 million for the three months ended March 31, 2026 and 2025, respectively, resulting in effective tax rates of 20.9% and 22.2%.
FINANCIAL CONDITION
Total assets at March 31, 2026 amounted to $12.9 billion, a $279.4 million, or 2.2%, increase from December 31, 2025 and was primarily related to higher interest-bearing cash and loans, partially offset by a contraction in the balance of AFS securities.
Total loans at March 31, 2026 were $8.8 billion, an increase of $71.4 million, or 0.8%, from December 31, 2025. The mix of our loan portfolio remained relatively unchanged from December 31, 2025 to March 31, 2026. Note 3 to the consolidated financial statements presents additional detail regarding our mix of loans. At March 31, 2026, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's

Index
exposure to non-owner occupied commercial office loans represented approximately 6.5% of the total portfolio at March 31, 2026, with the largest loan being $33.0 million and the average outstanding loan balance being $1.4 million. Non-owner occupied office loans were generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at March 31, 2026.
Total investment securities were $2.5 billion at March 31, 2026, a decrease of $70.6 million from December 31, 2025, driven by prepayments and maturities. The composition of our investment portfolio remained substantially the same at March 31, 2026 as at December 31, 2025.
The unrealized loss on AFS securities totaled $197.7 million at March 31, 2026. Refer to Note 2 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category. We evaluated the unrealized losses on individual securities at March 31, 2026 and determined them to be of a temporary nature due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, we reviewed third-party credit ratings and considered the severity of the impairment.
Total deposits amounted to $11.0 billion at March 31, 2026, an increase of $264.1 million, or 2.5%, from December 31, 2025. The majority of the increase was attributable to growth in Noninterest-bearing checking accounts of $109.6 million and growth in Money market accounts of $121.3 million.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily Noninterest-bearing checking accounts and Money market accounts. Our deposit mix has remained relatively consistent and has not changed significantly.

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,596,629	33%	$3,486,985	32%
Interest-bearing checking accounts	1,462,606	13%	1,420,795	13%
Money market accounts	4,631,619	42%	4,510,356	42%
Savings accounts	519,266	5%	526,643	5%
Other time deposits	489,257	4%	493,282	5%
Time deposits >$250,000	308,177	3%	305,473	3%
Total customer deposits	11,007,554	100%	10,743,534	100%
Brokered deposits	4,929	—%	4,887	—%
Total deposits	$11,012,483	100%	$10,748,421	100%
As of March 31, 2026, the estimated insured deposits totaled $6.5 billion, or 59.0% of total deposits, while approximately $4.5 billion of the Company's total deposits were uninsured. In addition, deposits totaling $723.8 million at March 31, 2026 were collateralized by investment securities such that approximately 65.6% of our total deposits were insured or collateralized at that date.

Index
Nonperforming Assets
NPAs are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Nonperforming assets
Nonaccrual loans	$41,032	$36,315
Accruing loans >90 days past due	—	—
Total nonperforming loans	41,032	36,315
Foreclosed real estate	740	1,425
Total nonperforming assets	$41,772	$37,740

Asset Quality Ratios
Nonperforming loans to total loans	0.47%	0.42%
Nonperforming assets to total loans and foreclosed properties	0.47%	0.43%
Nonperforming assets to total assets	0.32%	0.30%
Allowance for credit losses to total loans	1.42%	1.42%
Allowance for credit losses to nonperforming loans	303.99%	340.30%
As shown in the table above, total NPAs at March 31, 2026 were $41.8 million, with the increase from year end primarily arising from the $4.7 million increase in Nonaccrual loans, partially offset by the $0.7 million decrease in Foreclosed real estate.
Commercial real estate - owner occupied is the largest category of nonaccrual loans, at $13.6 million, or 33.1%, followed by Residential 1-4 family real estate at $9.7 million, or 23.6%, and Commercial and industrial at $8.9 million, or 21.7%. Included in various loan categories are nonaccrual SBA loans totaling $15.4 million at March 31, 2026, or 37.6% of total nonaccrual loans, and which include $8.1 million in guarantees from the SBA.
As reflected in Note 3 to the accompanying consolidated financial statements, total classified loans increased 12.7% to $66.0 million at March 31, 2026 compared to $58.5 million at December 31, 2025. The increase resulted primarily from increases in Commercial real estate - non owner occupied loans of $3.6 million, Residential 1-4 family real estate of $1.7 million and Commercial real estate - owner occupied loans of $1.2 million. Special mention loans decreased 3.64% to $28.3 million at March 31, 2026 compared to $29.3 million at December 31, 2025. The majority of the decrease was attributable to a decrease in Construction, development & other land loans of $4.2 million, partially offset by an increase in Commercial real estate - owner occupied loans of $3.3 million.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $124.7 million at March 31, 2026 compared to $123.6 million at December 31, 2025. The overall ACL as a percent of total loans was 1.42% at both period ends. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model.
In the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene in third quarter of 2024, the Company identified borrowers who were potentially impacted. The Company continues to evaluate the commercial loan portfolio and adjusted risk ratings and nonaccrual status as applicable. Therefore, for those relationships, for March 31, 2026, the normal reserving process was applied. For the potentially impacted consumer loans, the Company applied increased reserve rates based upon severe economic factors to the approximately $258 million of loans (primarily Residential 1-4 family real estate) in the most impacted path of Hurricane Helene. This compares to consumer and commercial loans totaling $268 million at December 31, 2025. Due to the potential exposure from Hurricane Helene, the ACL on these impacted consumer loans was $1.9 million as of March 31, 2026 and December 31, 2025, adding 2 basis points to the overall ACL as a percent of total loans at both period ends.
The ACL reflects our estimate of life of loan expected credit losses that will result from the inability of our borrowers to make required loan payments. We use systematic methodologies to determine the ACL for loans and the allowance for certain off-balance-sheet credit exposures. We consider the effects of past events, current conditions,

Index
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
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025	Three Months Ended March 31, 2025
Loans outstanding at end of period	$8,793,814	$8,722,419	$8,103,033
Average amount of loans outstanding	8,781,728	8,283,246	8,107,394
Allowance for credit losses, at period end	124,734	123,581	120,631

Total charge-offs	(2,010)	(11,629)	(4,120)
Total recoveries	612	3,074	781
Net charge-offs	$(1,398)	$(8,555)	$(3,339)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.06%	0.10%	0.17%
Allowance for credit losses as a percent of loans at end of period	1.42%	1.42%	1.49%
While our estimate of the ACL involves a high degree of judgment, we believe the ACL was adequate at each period end presented. Our assessment of the ACL involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast or assumptions used to model our expected credit losses. No assurance can be given that we will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the ACL or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our ACL and the value of our collateral-dependent loans. Such agencies may require us to recognize adjustments to the ACL based on their judgments about information available at the time of their examinations. Refer also to “Critical Accounting Policies – Allowance for Credit Losses on Loans and Allowance for Unfunded Commitments” in Note 1 to the 2025 Annual Report on Form 10-K filed with the SEC for more information.
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $11.5 million and $11.0 million at March 31, 2026 and December 31, 2025, respectively, is classified on the consolidated balance sheets within "Other liabilities." The increase in the level of the allowance between periods was driven by an increase in balances of available lines of credit during the three months ended March 31, 2026.
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

Index
also maintain available lines of credit from the FHLB and the Federal Reserve, as well as federal funds lines from several correspondent banks which are summarized below.
At March 31, 2026, the Company had the following sources of readily available borrowing capacity:
•A $1.4 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of March 31, 2026, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $2.3 billion and the Company's FHLB stock totaling $8.9 million. Outstanding borrowings on the line totaled $0.7 million and $0.8 million at March 31, 2026 and December 31, 2025, respectively;
~~•~~Federal funds lines of credit with correspondent banks totaling $265.0 million allow the Company to purchase federal funds on an overnight, unsecured basis. No borrowings were outstanding at March 31, 2026 or December 31, 2025; and
•A line of credit of approximately $815.8 million through the Federal Reserve's discount window borrowing program, which was secured at March 31, 2026 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding those secured by real estate collateral) totaling approximately $386.8 million and specific investment securities with a carrying value of $643.0 million. No borrowings were outstanding at March 31, 2026 or December 31, 2025.
Our overall on-balance sheet liquidity ratio was 16.7% at March 31, 2026 compared to 14.9% at December 31, 2025. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.5 billion in available lines of credit, was 34.0% as of March 31, 2026. Not included in these ratios are the readily available sources of funds through brokered deposits. As of March 31, 2026, our brokered deposits availability was $1.9 billion per our internal policy.
The amount and timing of our contractual obligations and commercial commitments have not changed materially since December 31, 2025, the detail of which is presented in the "Contractual Obligations and Other Commercial Commitments" table of our 2025 Annual Report on Form 10-K. In addition, we are not involved in any legal proceedings that, in our opinion, could have a material effect on our consolidated financial position.
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
We do not engage in significant derivatives activities. However, we maintain a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At March 31, 2026, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Index
Capital Resources
There have been no material changes to the treatment of capital resources as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
At March 31, 2026, as shown in the table below, we were well-capitalized. The capital ratios at March 31, 2026 remained materially consistent with the 2025 year end ratios. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	March 31, 2026	December 31, 2025	Minimum required
Risk-based capital ratios:
Common equity Tier 1 ratio	14.13%	14.10%	7.00%

Tier I capital ratio	14.87%	14.87%	8.50%

Total risk-based capital ratio	16.12%	16.12%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.46%	11.21%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At March 31, 2026, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets, which is a non-GAAP financial measure. TCE divided by tangible assets excludes the effect of goodwill and other intangible assets, net of related taxes from the GAAP basis total shareholders’ common equity and GAAP basis total assets. Management believes this non-GAAP financial measure0 provides additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The TCE ratio was 9.63% at March 31, 2026 compared to 9.61% at December 31, 2025.
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	March 31, 2026	December 31, 2025
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,682,950	$1,654,168
Less: Goodwill and other intangibles, net of related taxes	(482,640)	(483,644)
TCE	$1,200,310	$1,170,524
Reconciliation of Total Assets to Tangible Assets
Total assets	$12,947,734	$12,668,339
Less: Goodwill and other intangibles, net of related taxes	(482,640)	(483,644)
Tangible assets	$12,465,094	$12,184,695
TCE divided by Tangible Assets	9.63%	9.61%

Index
Stock Repurchase Plans
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2026.

($ in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2026 to January 31, 2026	—	$—	—	$40,000,000
February 1, 2026 to February 28, 2026	—	$—	—	$40,000,000
March 1, 2026 to March 31, 2026	93,127	$55.24	93,127	$34,855,489
Total	93,127	$55.24	93,127	$34,855,489
(1) On January 27, 2026, the Board of the Company reauthorized the repurchase of up to $40 million in shares of the Company's common stock in private transactions and open market purchases through January 27, 2027. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. During the quarter ended March 31, 2026, 93,127 shares were repurchased at an average price per share of $55.24. As of March 31, 2026, the Company had remaining authorization to purchase up to $34.9 million of outstanding stock under the program.
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

Index
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
As of March 31, 2026, the net interest income sensitivity indicated an asset sensitive position to net interest income from immediate parallel rate shifts in both rising and falling rates over a one year period with an increase of 5.5% in +200 rate scenario, an increase of 3.9% in +100 rate scenario, a decrease of 2.8% in -100 scenario and a decrease of 5.2% in a -200 rate scenario. These scenarios assume an immediate change in rates and no change in the shape of the yield curve, which remains relatively flat. Management also evaluates a steepening of the yield curve in rate reduction scenarios. For a -100 rate scenario, net interest income over one year would increase by 0.8% and for a -200 rate scenario, net interest income over one year would decrease by 3.0%. As economic conditions and interest rates change over time, management proactively manages the rates earned on assets and the rates paid on liabilities as well as the mix and volume of our balance sheet. The above scenarios do not reflect the potential actions of management to actively manage net interest margin and earnings.
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
As of March 31, 2026, the Company’s economic value of equity ("EVE") generally declines in rising rate scenarios and improves or remains stable in falling rate scenarios. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-backed securities as compared to a higher proportion of deposits having variable rates. In addition to impacts on market values from changes in interest rates, fixed rate loans and securities tend to prepay more quickly in lower rate environments and prepay more slowly in rising rate environments, leading to impacts on their relative valuation in the EVE calculation. As of March 31, 2026, the impact of increasing rates on EVE were -2.3% in +100

Index
rate scenario and -7.4% in +200 rate scenario, compared to +1.1% in -100 rate scenario and -0.8% in -200 rate scenario.
Additional discussion concerning our exposure to interest rate risk is presented in Item 7A of the 2025 Annual Report on Form 10-K filed with the SEC.
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
Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A – Risk Factors
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Forward-Looking Statements” set forth in the forepart of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC. There are no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities.
Refer to the Stock Repurchase Plans section of Management's Discussion and Analysis, which is incorporated by reference into this item.

Index
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended March 31, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 101 North Spring Street, Greensboro, North Carolina, 27401.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

May 7, 2026	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

May 7, 2026	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

May 7, 2026	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer