Form 10-Q
period 2026-06-30
FIRST BANCORP /NC/
filed 2026-08-06
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on July 31, 2026 was 41,374,221.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp
Consolidated Balance Sheets

($ in thousands - unaudited)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks, noninterest-bearing	$128,424	$146,759
Due from banks, interest-bearing	421,908	162,836
Total cash and cash equivalents	550,332	309,595

Securities available for sale (amortized cost of $2,143,544 and $2,242,678, respectively)	1,939,075	2,048,556
Securities held to maturity (fair values of $443,298 and $448,452, respectively)	509,712	513,099
Presold mortgages in process of settlement	12,304	7,790

Loans	8,988,748	8,722,419
Allowance for credit losses on loans	(124,894)	(123,581)
Net loans	8,863,854	8,598,838

Premises and equipment, net	138,129	139,125
Accrued interest receivable	38,272	39,206
Goodwill	478,750	478,750
Other intangible assets, net	14,786	17,232
Bank-owned life insurance	195,984	193,286
Other assets	300,417	322,862
Total assets	$13,041,615	$12,668,339

Liabilities
Deposits
Noninterest-bearing deposits	$3,597,565	$3,486,985
Interest-bearing deposits	7,487,302	7,261,436
Total deposits	11,084,867	10,748,421
Borrowings	74,717	74,569
Accrued interest payable	3,813	3,747
Other liabilities	161,758	187,434
Total liabilities	11,325,155	11,014,171

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,374,221 shares and 41,466,227 shares, respectively	966,777	973,884
Retained earnings	906,976	829,659
Stock in rabbi trust assumed in acquisition	(534)	(885)
Rabbi trust obligation	534	885
Accumulated other comprehensive income (loss)	(157,293)	(149,375)
Total shareholders’ equity	1,716,460	1,654,168
Total liabilities and shareholders’ equity	$13,041,615	$12,668,339
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data - unaudited)	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$125,845	$112,921	$246,592	$223,418
Interest on investment securities:
Taxable interest income	16,925	16,857	34,481	32,381
Tax-exempt interest income	1,115	1,116	2,230	2,232
Other, principally overnight investments	4,430	5,837	7,402	11,324
Total interest income	148,315	136,731	290,705	269,355

Interest Expense
Interest on deposits	35,812	38,405	69,858	76,524
Interest on borrowings	1,237	1,660	2,465	3,318
Total interest expense	37,049	40,065	72,323	79,842

Net interest income	111,266	96,666	218,382	189,513
Provision for credit losses	1,169	2,212	4,252	3,328
Net interest income after provision for credit losses	110,097	94,454	214,130	186,185

Noninterest Income
Service charges on deposit accounts	4,205	3,976	8,159	7,743
Other service charges and fees	5,986	6,605	11,928	12,524
Presold mortgage loan fees and gains on sale	660	315	1,329	765
Commissions from sales of financial products	1,707	1,388	3,199	2,796
SBA loan sale gains	529	151	1,432	203
Bank-owned life insurance income	1,358	1,221	2,698	2,449
Other income, net	1,589	636	2,467	768
Total noninterest income	16,034	14,292	31,212	27,248

Noninterest Expense
Salaries, incentives and commissions expense	31,529	29,005	61,507	57,666
Employee benefit expense	6,958	6,187	13,474	12,282
Total personnel expense	38,487	35,192	74,981	69,948
Occupancy and equipment expense	4,961	5,195	10,316	10,387
Intangibles amortization expense	1,199	1,468	2,446	2,984
Other operating expenses	18,114	17,069	35,236	33,516
Total noninterest expenses	62,761	58,924	122,979	116,835

Income before income taxes	63,370	49,822	122,363	96,598
Income tax expense	12,851	11,256	25,185	21,626

Net income	$50,519	$38,566	$97,178	$74,972

Earnings per common share:
Basic	$1.22	$0.93	$2.35	$1.81
Diluted	1.22	0.93	2.35	1.81

Weighted average common shares outstanding:
Basic	41,184,914	41,168,260	41,217,526	41,149,623
Diluted	41,375,377	41,441,393	41,417,215	41,424,063
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands - unaudited)	2026	2025	2026	2025

Net income	$50,519	$38,566	$97,178	$74,972
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(6,759)	22,321	(10,347)	69,162
Tax benefit (expense)	1,559	(5,211)	2,390	(16,651)
Postretirement Plans:
Amortization of unrecognized net actuarial losses	25	—	51	—
Tax (expense) benefit	(6)	—	(12)	—
Other comprehensive (loss) income	(5,181)	17,110	(7,918)	52,511
Comprehensive income (loss)	$45,338	$55,676	$89,260	$127,483
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Three Months Ended June 30, 2025
Balances, April 1, 2025	41,369	$971,174	$783,630	$(1,166)	$1,166	$(246,628)	$1,508,176
Net income			38,566				38,566
Cash dividends declared ($0.23 per common share)			(9,539)				(9,539)
Change in Rabbi Trust Obligation				297	(297)		—
Stock options exercised	60	1,112					1,112
Stock withheld for payment of taxes	(14)	(546)					(546)
Stock-based compensation	53	1,301					1,301
Other comprehensive income						17,110	17,110
Balances, June 30, 2025	41,468	$973,041	$812,657	$(869)	$869	$(229,518)	$1,556,180

Three Months Ended June 30, 2026
Balances, April 1, 2026	41,375	$968,675	$866,387	$(893)	$893	$(152,112)	$1,682,950
Net income			50,519				50,519
Cash dividends declared ($0.24 per common share)			(9,930)				(9,930)
Change in Rabbi Trust Obligation				359	(359)		—
Stock options exercised	5	100					100
Stock repurchases	(36)	(2,123)					(2,123)
Stock withheld for payment of taxes	(15)	(946)					(946)
Stock-based compensation	45	1,071					1,071
Other comprehensive income						(5,181)	(5,181)
Balances, June 30, 2026	41,374	$966,777	$906,976	$(534)	$534	$(157,293)	$1,716,460
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Six Months Ended June 30, 2025
Balances, January 1, 2025	41,347	$971,313	$756,327	$(1,148)	$1,148	$(282,029)	$1,445,611
Net income			74,972				74,972
Cash dividends declared ($0.45 per common share)			(18,642)				(18,642)
Change in Rabbi Trust Obligation				279	(279)		—
Stock repurchases	(25)	(992)					(992)
Stock options exercised	73	1,238					1,238
Stock withheld for payment of taxes	(22)	(839)					(839)
Stock-based compensation	95	2,321					2,321
Other comprehensive income						52,511	52,511
Balances, June 30, 2025	41,468	$973,041	$812,657	$(869)	$869	$(229,518)	$1,556,180

Six Months Ended June 30, 2026
Balances, January 1, 2026	41,466	$973,884	$829,659	$(885)	$885	$(149,375)	$1,654,168
Net income			97,178				97,178
Cash dividends declared ($0.48 per common share)			(19,861)				(19,861)
Change in Rabbi Trust Obligation				351	(351)		—
Stock repurchases	(129)	(7,270)					(7,270)
Stock options exercised	7	136					136
Stock withheld for payment of taxes	(33)	(1,993)					(1,993)
Stock-based compensation	63	2,020					2,020
Other comprehensive income						(7,918)	(7,918)
Balances, June 30, 2026	41,374	$966,777	$906,976	$(534)	$534	$(157,293)	$1,716,460
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
($ in thousands-unaudited)	2026	2025
Cash Flows From Operating Activities
Net income	$97,178	$74,972
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	4,252	3,328
Net premium amortization and discount accretion	420	(13)
Deferred income taxes, net	11,995	1,654
Bank-owned life insurance income	(2,698)	(2,449)
Depreciation of premises and equipment	3,282	3,457
Stock-based compensation expense	2,020	2,321
Amortization of intangible assets	2,446	2,984
Gains on sale of loans	(2,761)	(968)
Origination of presold mortgage loans and SBA loans held for sale	(69,376)	(41,103)
Proceeds from sales of presold mortgage loans and SBA loans	85,977	42,357
Change in other assets, other liabilities and accrued interest, net	(3,024)	11,864
Other	(2,035)	(97)
Net cash provided by (used in) operating activities	127,676	98,307
Cash Flows From Investing Activities
Purchases of securities available for sale	(27,184)	(136,987)
Proceeds from maturities, calls and principal repayments of securities available for sale	127,278	103,558
Proceeds from maturities, calls and principal repayments of securities held to maturity	1,208	1,403
Purchases of Federal Reserve and FHLB stock	(375)	(359)
Redemptions of Federal Reserve and FHLB stock	10	—
Purchases of other investments	(7,500)	(10,902)
Net (increase) decrease in loans	(286,669)	(135,599)
Purchases of premises and equipment	(2,890)	(1,611)
Other	1,480	5,144
Net cash (used in) provided by investing activities	(194,642)	(175,353)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	336,323	299,650
Proceeds from the issuance of FHLB and FRB borrowings	1,000	2,000
Repayment of FHLB and FRB borrowings	(1,025)	(2,024)
Cash dividends paid – common stock	(19,468)	(18,208)
Repurchases of common stock	(7,270)	(992)
Proceeds from stock option exercises	136	1,238
Payment of taxes related to stock withheld	(1,993)	(839)
Net cash provided by (used in) financing activities	307,703	280,825
Increase (decrease) in cash and cash equivalents	240,737	203,779
Cash and cash equivalents, beginning of period	309,595	507,507
Cash and cash equivalents, end of period	$550,332	$711,286

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$71,962	$79,730
Cash paid during the period for income taxes	1,504	8,836
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(7,957)	52,511
Non-cash: Foreclosed loans transferred to foreclosed real estate	386	494
Non-cash: Accrued dividends at end of period	9,930	9,539
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	686	939
Non-cash: Affordable housing investments obtained in exchange for funding commitments	5,023	42,248

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2026, the consolidated results of income, comprehensive income and shareholders' equity for the three and six months ended June 30, 2026 and 2025, and the consolidated cash flows for the six months ended June 30, 2026 and 2025. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2025 Annual Report for the year ended December 31, 2025. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
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
Accounting Standards Adopted in 2026
The Company did not adopt any accounting standards during the first six months of 2026.
Accounting Standards Pending Adoption
ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” amended the Income Statement—Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will apply the amendments retrospectively to all prior periods presented in the financial statements after the effective date. The adoption of ASU 2024-03 is not expected to have a significant impact on the Company's consolidated financial statements.
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

Index
permitted. Entities may apply the guidance prospectively or on a modified retrospective basis. The adoption of ASU 2025-07 is not expected to have a significant impact on the Company's consolidated financial statements.
ASU 2025-08, "Financial Instruments-Credit Losses (Topic 326): Purchased Loans" amended the Financial Instruments—Credit Losses topic in the Accounting Standards Codification to expand the population of acquired financial assets subject to the gross-up approach. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements. See Note 13 concerning the proposed acquisition of First Carolina Bancshares Corporation ("First Carolina"). The amendments would be adopted as of the beginning of the quarter in which the closing of the First Carolina acquisition occurs.
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
Note 2. Securities
The book values and approximate fair values of investment securities at June 30, 2026 and December 31, 2025 are summarized as follows:

($ in thousands)	June 30, 2026				December 31, 2025
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasuries	$165,504	$165,202	$389	$(691)	$165,137	$168,095	$3,004	$(46)
Government-sponsored enterprise securities	1,972	1,761	—	(211)	1,968	1,758	—	(210)
Mortgage-backed securities	1,957,870	1,753,884	2,260	(206,246)	2,057,381	1,860,357	4,008	(201,032)
Corporate bonds	18,198	18,228	74	(44)	18,192	18,346	193	(39)
Total available for sale	$2,143,544	$1,939,075	$2,723	$(207,192)	$2,242,678	$2,048,556	$7,205	$(201,327)

Securities held to maturity:
Mortgage-backed securities	$5,623	$5,415	$—	$(208)	$6,735	$6,536	$—	$(199)
State and local governments	504,089	437,883	9	(66,215)	506,364	441,916	19	(64,467)
Total held to maturity	$509,712	$443,298	$9	$(66,423)	$513,099	$448,452	$19	$(64,666)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.7 million as of June 30, 2026 and December 31, 2025.

Index
Accrued interest receivable on available for sale ("AFS") debt securities was $5.0 million and $5.2 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on held to maturity ("HTM") debt securities was $4.2 million as of June 30, 2026 and December 31, 2025.
The following table presents information regarding all securities with unrealized losses at June 30, 2026:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$42,524	$691	$—	$—	$42,524	$691
Government-sponsored enterprise securities	$—	$—	$1,761	$211	$1,761	$211
Mortgage-backed securities	370,955	4,540	1,010,165	201,914	1,381,120	206,454
Corporate bonds	10,707	44	—	—	10,707	44
State and local governments	917	3	432,642	66,212	433,559	66,215
Total unrealized loss position	$425,103	$5,278	$1,444,568	$268,337	$1,869,671	$273,615

The following table presents information regarding all securities with unrealized losses at December 31, 2025:

	Securities in an Unrealized Loss Position for Less than Twelve Months		Securities in an Unrealized Loss Position for More than Twelve Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$19,959	$46	$—	$—	$19,959	$46
Government-sponsored enterprise securities	—	—	1,758	210	1,758	210
Mortgage-backed securities	157,405	684	1,074,038	200,547	1,231,443	201,231
Corporate bonds	3,711	39	—	—	3,711	39
State and local governments	—	—	436,511	64,467	436,511	64,467
Total unrealized loss position	$181,075	$769	$1,512,307	$265,224	$1,693,382	$265,993
As of June 30, 2026, the Company's securities portfolio included 577 securities of which 517 securities were in an unrealized loss position. As of December 31, 2025, the Company's securities portfolio included 573 securities of which 491 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at June 30, 2026 and December 31, 2025 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Substantially all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At June 30, 2026 and December 31, 2025, the Company determined that expected credit losses associated with HTM securities were insignificant.

Index
The book values and fair values of investment securities at June 30, 2026, by contractual maturity, are summarized in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$992	$969
Due after one year but within five years	$159,670	$159,609	$13,136	$12,236
Due after five years but within ten years	26,004	25,582	280,409	244,828
Due after ten years	—	—	209,552	179,850
Mortgage-backed securities	1,957,870	1,753,884	5,623	5,415
Total securities	$2,143,544	$1,939,075	$509,712	$443,298
At June 30, 2026 and December 31, 2025, investment securities with carrying values of $885.4 million and $876.8 million, respectively, were pledged as collateral for public deposits. In addition, at June 30, 2026 and December 31, 2025, investment securities with carrying values of $616.3 million and $622.1 million, respectively, were pledged as collateral to the Federal Reserve Bank ("Federal Reserve") to secure any such borrowings.
At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three and six months ended June 30, 2026 or June 30, 2025.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $42.0 million and $41.6 million at June 30, 2026 and December 31, 2025, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.9 million and $8.5 million at June 30, 2026 and December 31, 2025, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost of $33.1 million at both June 30, 2026 and December 31, 2025, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
Note 3. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	June 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$1,014,295	11%	$1,046,438	12%
Construction, development & other land loans	847,912	10%	753,199	9%
Commercial real estate - owner occupied	1,358,100	15%	1,353,912	15%
Commercial real estate - non owner occupied	2,974,749	33%	2,843,555	33%
Multi-family real estate	619,489	7%	537,015	6%
Residential 1-4 family real estate	1,728,367	19%	1,736,453	20%
Home equity loans/lines of credit	377,949	4%	383,652	4%
Consumer loans	68,692	1%	67,458	1%
Subtotal	8,989,553	100%	8,721,682	100%
Unamortized net deferred loan (fees)/costs	(805)		737
Total loans	$8,988,748		$8,722,419

Index
Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	June 30, 2026	December 31, 2025
Guaranteed portions of SBA loans included in table above	$49,431	$61,501
Unguaranteed portions of SBA loans included in table above	97,475	100,509
Total SBA loans included in the table above	$146,906	$162,010

Sold portions of SBA loans with servicing retained - not included in tables above	$280,913	$284,649
At June 30, 2026 and December 31, 2025, there were remaining unaccreted discounts of $2.1 million and $2.0 million, respectively, on the retained portion of SBA loans for which the guaranteed portion had been sold.
At June 30, 2026 and December 31, 2025, loans in the amount of $7.4 billion and $7.1 billion, respectively, were pledged as collateral to the Federal Reserve and the FHLB for borrowing capacity.
At June 30, 2026 and December 31, 2025, total loans included loans to directors and executive officers of the Company, and their associates, totaling approximately $59.8 million and $60.7 million, respectively. Available credit on related party loans totaled zero and $0.3 million at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, unamortized discounts on all acquired loans totaled $6.6 million and $8.8 million, respectively.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed properties.
The following table summarizes the NPAs for each date presented.

($ in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$44,283	$36,315
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	44,283	36,315
Foreclosed properties	659	1,425
Total nonperforming assets	$44,942	$37,740
At June 30, 2026 and December 31, 2025, the Company had $1.9 million and $1.0 million, respectively, in residential mortgage loans in the process of foreclosure.
At June 30, 2026 and December 31, 2025, there were commitments to lend an immaterial amount of additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of June 30, 2026:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$8,697	$8,697
Construction, development & other land loans	—	303	303
Commercial real estate - owner occupied	4,822	9,442	14,264
Commercial real estate - non owner occupied	4,204	4,314	8,518
Residential 1-4 family real estate	—	9,253	9,253
Home equity loans/lines of credit	—	3,024	3,024
Consumer loans	—	224	224
Total	$9,026	$35,257	$44,283

Index
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2025:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,130	$9,130
Construction, development & other land loans	—	202	202
Commercial real estate - owner occupied	1,825	11,639	13,464
Commercial real estate - non owner occupied	4,269	709	4,978
Residential 1-4 family real estate	—	5,908	5,908
Home equity loans/lines of credit	—	2,407	2,407
Consumer loans	—	226	226
Total	$6,094	$30,221	$36,315
There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.
The following table presents an analysis of the payment status of the Company’s loans as of June 30, 2026:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$1,003,760	$864	$974	$8,697	$1,014,295
Construction, development & other land loans	847,574	35	—	303	847,912
Commercial real estate - owner occupied	1,343,327	509	—	14,264	1,358,100
Commercial real estate - non owner occupied	2,966,082	102	47	8,518	2,974,749
Multi-family real estate	619,489	—	—	—	619,489
Residential 1-4 family real estate	1,712,092	5,733	1,289	9,253	1,728,367
Home equity loans/lines of credit	373,539	1,198	188	3,024	377,949
Consumer loans	68,114	214	140	224	68,692
Total	$8,933,977	$8,655	$2,638	$44,283	8,989,553
Unamortized net deferred loan costs/(fees)					(805)
Total loans					$8,988,748

The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2025:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$1,034,943	$1,824	$541	$9,130	$1,046,438
Construction, development & other land loans	752,388	602	7	202	753,199
Commercial real estate - owner occupied	1,338,042	2,130	276	13,464	1,353,912
Commercial real estate - non owner occupied	2,838,054	—	523	4,978	2,843,555
Multi-family real estate	537,015	—	—	—	537,015
Residential 1-4 family real estate	1,720,305	6,685	3,555	5,908	1,736,453
Home equity loans/lines of credit	379,437	1,570	238	2,407	383,652
Consumer loans	66,692	290	250	226	67,458
Total	$8,666,876	$13,101	$5,390	$36,315	8,721,682
Unamortized net deferred loan costs/(fees)					737
Total loans					$8,722,419
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.

Index
The following table presents an analysis of collateral dependent loans of the Company as of June 30, 2026:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$8,387	$8,387
Commercial real estate - non owner occupied	8,338	8,338
Total	$16,725	$16,725
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2025:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$5,390	$5,390
Commercial real estate - non owner occupied	4,269	4,269
Total	$9,659	$9,659
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
The following tables present the activity in the allowance for credit losses ("ACL") on loans for each of the periods indicated.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2026
Commercial and industrial	$19,373	$(1,089)	$480	$436	$19,200
Construction, development & other land loans	14,778	—	30	343	15,151
Commercial real estate - owner occupied	19,066	—	113	(865)	18,314
Commercial real estate - non owner occupied	24,178	—	8	1,544	25,730
Multi-family real estate	5,617	—	—	815	6,432
Residential 1-4 family real estate	34,086	(252)	34	(1,889)	31,979
Home equity loans/lines of credit	3,334	—	1	9	3,344
Consumer loans	4,302	(342)	30	754	4,744
Total	$124,734	$(1,683)	$696	$1,147	$124,894

As of and for the six months ended June 30, 2026
Commercial and industrial	$20,044	$(2,502)	$811	$847	$19,200
Construction, development & other land loans	11,465	—	61	3,625	15,151
Commercial real estate - owner occupied	20,298	(247)	245	(1,982)	18,314
Commercial real estate - non owner occupied	25,017	—	16	697	25,730
Multi-family real estate	5,205	—	—	1,227	6,432
Residential 1-4 family real estate	34,068	(257)	80	(1,912)	31,979
Home equity loans/lines of credit	3,519	—	11	(186)	3,344
Consumer loans	3,965	(687)	84	1,382	4,744
Total	$123,581	$(3,693)	$1,308	$3,698	$124,894

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended June 30, 2025
Commercial and industrial	$19,275	$(1,416)	$467	$180	$18,506
Construction, development & other land loans	7,669	—	32	959	8,660
Commercial real estate - owner occupied	19,325	(13)	5	1,429	20,746
Commercial real estate - non owner occupied	28,384	(33)	17	(3,943)	24,425
Multi-family real estate	5,015	—	—	(270)	4,745
Residential 1-4 family real estate	33,735	—	24	2,024	35,783
Home equity loans/lines of credit	3,502	—	2	(59)	3,445
Consumer loans	3,726	(292)	51	750	4,235
Total	$120,631	$(1,754)	$598	$1,070	$120,545

As of and for the six months ended June 30, 2025
Commercial and industrial	$19,474	$(3,632)	$964	$1,700	$18,506
Construction, development & other land loans	9,314	—	105	(759)	8,660
Commercial real estate - owner occupied	19,380	(450)	111	1,705	20,746
Commercial real estate - non owner occupied	27,768	(938)	20	(2,425)	24,425
Multi-family real estate	5,476	—	—	(731)	4,745
Residential 1-4 family real estate	33,552	(124)	53	2,302	35,783
Home equity loans/lines of credit	4,111	(68)	21	(619)	3,445
Consumer loans	3,497	(662)	105	1,295	4,235
Total	$122,572	$(5,874)	$1,379	$2,468	$120,545
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

Index

	Term Loans by Year of Origination
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
As of June 30, 2026
Commercial and industrial
Pass	$140,997	$169,236	$51,966	$34,690	$76,545	$149,373	$378,042	$1,000,849
Special Mention	395	24	162	74	320	465	506	1,946
Classified	229	555	1,228	975	2,918	3,442	2,153	11,500
Total commercial and industrial	141,621	169,815	53,356	35,739	79,783	153,280	380,701	1,014,295
Gross charge-offs, YTD	11	11	—	33	203	556	1,688	2,502
Construction, development & other land loans
Pass	285,927	340,402	61,023	50,312	14,557	22,984	70,732	845,937
Special Mention	—	855	—	554	35	—	—	1,444
Classified	—	162	45	255	62	7	—	531
Total construction, development & other land loans	285,927	341,419	61,068	51,121	14,654	22,991	70,732	847,912
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	156,493	265,806	166,233	166,983	194,378	343,362	28,163	1,321,418
Special Mention	1,103	2,178	3,183	1,172	919	8,038	1,342	17,935
Classified	684	1,510	1,991	1,339	2,285	10,938	—	18,747
Total commercial real estate - owner occupied	158,280	269,494	171,407	169,494	197,582	362,338	29,505	1,358,100
Gross charge-offs, YTD	—	—	—	—	—	247	—	247
Commercial real estate - non owner occupied
Pass	564,633	652,075	285,175	315,903	549,138	571,607	25,122	2,963,653
Special Mention	—	208	1,116	—	343	401	—	2,068
Classified	443	4,205	44	—	20	4,316	—	9,028
Total commercial real estate - non owner occupied	565,076	656,488	286,335	315,903	549,501	576,324	25,122	2,974,749
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Multi-family real estate
Pass	53,779	101,950	88,944	87,296	103,965	165,135	18,292	619,361
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	128	—	—	—	128
Total multi-family real estate	53,779	101,950	88,944	87,424	103,965	165,135	18,292	619,489
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	108,553	243,086	141,393	283,617	360,425	573,859	53	1,710,986
Special Mention	—	376	17	—	168	389	—	950
Classified	—	2,163	134	845	2,710	10,579	—	16,431
Total residential 1-4 family real estate	108,553	245,625	141,544	284,462	363,303	584,827	53	1,728,367
Gross charge-offs, YTD	—	—	—	—	7	250	—	257
Home equity loans/lines of credit
Pass	795	3,428	1,203	651	469	435	363,946	370,927
Special Mention	—	—	—	—	—	—	11	11
Classified	31	145	—	257	—	169	6,409	7,011
Total home equity loans/lines of credit	826	3,573	1,203	908	469	604	370,366	377,949
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Consumer loans
Pass	9,586	11,559	6,050	3,152	2,126	1,124	34,761	68,358
Special Mention	—	—	—	—	—	—	—	—
Classified	6	22	37	45	22	—	202	334
Total consumer loans	9,592	11,581	6,087	3,197	2,148	1,124	34,963	68,692
Gross charge-offs, YTD	—	67	82	9	—	—	529	687

Total loans	$1,323,654	$1,799,945	$809,944	$948,248	$1,311,405	$1,866,623	$929,734	8,989,553
Unamortized net deferred loan costs/(fees)								(805)
Total loans, net of deferred loan costs/(fees)								$8,988,748

Total gross charge-offs, year to date	$11	$78	$82	$42	$210	$1,053	$2,217	$3,693

Index

	Term Loans by Year of Origination
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
As of December 31, 2025
Commercial and industrial
Pass	$213,147	$79,715	$43,504	$91,590	$57,804	$108,133	$439,840	$1,033,733
Special Mention	85	260	164	109	82	262	1,416	2,378
Classified	515	157	949	3,177	416	3,692	1,421	10,327
Total commercial and industrial	213,747	80,132	44,617	94,876	58,302	112,087	442,677	1,046,438
Gross charge-offs, YTD	35	646	780	903	174	802	4,401	7,741
Construction, development & other land loans
Pass	469,670	115,650	76,839	18,463	18,724	8,840	39,702	747,888
Special Mention	4,172	—	573	48	—	—	—	4,793
Classified	57	49	72	68	2	270	—	518
Total construction, development & other land loans	473,899	115,699	77,484	18,579	18,726	9,110	39,702	753,199
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	298,490	187,305	185,070	215,615	220,148	184,358	25,429	1,316,415
Special Mention	2,428	2,856	1,802	3,018	406	6,541	1,757	18,808
Classified	112	1,393	568	2,313	474	13,786	43	18,689
Total commercial real estate - owner occupied	301,030	191,554	187,440	220,946	221,028	204,685	27,229	1,353,912
Gross charge-offs, YTD	—	420	—	17	—	903	—	1,340
Commercial real estate - non owner occupied
Pass	724,974	374,312	376,910	594,522	529,233	205,946	29,622	2,835,519
Special Mention	136	1,131	—	—	1	382	—	1,650
Classified	78	662	—	546	—	5,100	—	6,386
Total commercial real estate - non owner occupied	725,188	376,105	376,910	595,068	529,234	211,428	29,622	2,843,555
Gross charge-offs, YTD	—	905	—	33	—	—	—	938
Multi-family real estate
Pass	100,953	65,838	63,983	109,323	148,234	33,429	15,124	536,884
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	131	—	—	—	—	131
Total multi-family real estate	100,953	65,838	64,114	109,323	148,234	33,429	15,124	537,015
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	166,356	230,701	301,965	373,118	264,824	381,796	61	1,718,821
Special Mention	390	424	—	—	267	630	—	1,711
Classified	151	2,561	420	2,273	1,894	8,622	—	15,921
Total residential 1-4 family real estate	166,897	233,686	302,385	375,391	266,985	391,048	61	1,736,453
Gross charge-offs, YTD	—	—	—	—	—	127	—	127
Home equity loans/lines of credit
Pass	3,785	1,255	1,894	659	203	420	369,296	377,512
Special Mention	—	—	—	—	—	—	—	—
Classified	158	34	254	—	88	3	5,603	6,140
Total home equity loans/lines of credit	3,943	1,289	2,148	659	291	423	374,899	383,652
Gross charge-offs, YTD	—	—	—	68	—	—	1	69
Consumer loans
Pass	15,044	8,619	4,952	3,390	1,063	580	33,403	67,051
Special Mention	—	—	—	—	—	—	—	—
Classified	49	74	36	24	4	—	220	407
Total consumer loans	15,093	8,693	4,988	3,414	1,067	580	33,623	67,458
Gross charge-offs, YTD	25	149	115	12	1	37	1,075	1,414

Total loans	$2,000,750	$1,072,996	$1,060,086	$1,418,256	$1,243,867	$962,790	$962,937	8,721,682
Unamortized net deferred loan costs/(fees)								737
Total loans, net of deferred loan costs/(fees)								$8,722,419

Total gross charge-offs, year to date	$60	$2,120	$895	$1,033	$175	$1,869	$5,477	$11,629

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
The following table presents the amortized cost basis at June 30, 2026 of the loans modified during the three and six month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended June 30, 2026
Commercial and industrial	$—	$221	$221	0.02%
Construction, development & other land loans	—	8	8	—%
Commercial real estate - owner occupied	$1,421	$42	$1,463	0.11%
Residential 1-4 family real estate	—	88	88	0.01%
Home equity loans/lines of credit	—	119	119	0.03%
Total	$1,421	$478	$1,899	0.02%

As of and for the six months ended June 30, 2026
Commercial and industrial	$—	$221	$221	0.02%
Construction, development & other land loans	—	8	8	—%
Commercial real estate - owner occupied	1,421	42	1,463	0.11%
Commercial real estate - non owner occupied	—	44	44	—%
Residential 1-4 family real estate	—	168	168	0.01%
Home equity loans/lines of credit	—	410	410	0.11%
Consumer loans	—	19	19	0.03%
Total	$1,421	$912	$2,333	0.03%

Index
The following table presents the amortized cost basis at June 30, 2025 of the loans modified during the three and six month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total	Percent of Total Class of Loans
As of and for the three months ended June 30, 2025
Commercial and industrial	$138	$—	$—	$138	0.02%
Construction, development & other land loans	$—	$309	$—	$309	0.05%
Commercial real estate - owner occupied	334	68	—	402	0.03%
Commercial real estate - non owner occupied	—	—	85	85	—%
Residential 1-4 family real estate	—	95	120	215	0.01%
Home equity loans/lines of credit	—	225	—	225	0.06%
Total	$472	$697	$205	$1,374	0.02%

As of and for the six months ended June 30, 2025
Commercial and industrial	$192	$—	$—	$192	0.02%
Construction, development & other land loans	—	309	—	309	0.05%
Commercial real estate - owner occupied	334	111	—	445	0.04%
Commercial real estate - non owner occupied	1,589	—	4,478	6,067	0.22%
Residential 1-4 family real estate	—	110	120	230	0.01%
Home equity loans/lines of credit	—	380	—	380	0.11%
Total	$2,115	$910	$4,598	$7,623	0.09%
For the three and six months ended June 30, 2026 and June 30, 2025, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following table describes the financial effect for the three and six months ended June 30, 2026 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended June 30, 2026
Commercial and industrial	0	8
Construction, development & other land loans	0	59
Commercial real estate - owner occupied	6	12
Residential 1-4 family real estate	0	123
Home equity loans/lines of credit	0	47

For the six months ended June 30, 2026
Commercial and industrial	0	8
Construction, development & other land loans	0	59
Commercial real estate - owner occupied	6	12
Commercial real estate - non owner occupied	0	12
Residential 1-4 family real estate	0	138
Home equity loans/lines of credit	0	91
Consumer loans	0	39

Index
The following table describes the financial effect for the three and six months ended June 30, 2025 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended June 30, 2025
Construction, development & other land loans	0	3
Commercial real estate - owner occupied	7	148
Commercial real estate - non owner occupied	4	2
Residential 1-4 family real estate	4	29
Home equity loans/lines of credit	0	40

For the six months ended June 30, 2025
Commercial and industrial	1	0
Construction, development & other land loans	0	3
Commercial real estate - owner occupied	7	97
Commercial real estate - non owner occupied	7	7
Residential 1-4 family real estate	4	31
Home equity loans/lines of credit	0	63
The Company closely monitors the performance of the modified loans that are to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of June 30, 2026:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$583	$—	$—	$248
Construction, development & other land loans	8	—	—	—
Commercial real estate - owner occupied	1,463	—	—	—
Commercial real estate - non owner occupied	44	—	—	—
Residential 1-4 family real estate	176	36	—	—
Home equity loans/lines of credit	860	—	—	—
Consumer loans	19	—	—	—
	$3,153	$36	$—	$248
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$594	$38	$—	$563
Commercial real estate - owner occupied	500	334	—	—
Commercial real estate - non owner occupied	4,316	—	—	—
Residential 1-4 family real estate	144	—	—	—
Home equity loans/lines of credit	674	130	—	—
	$6,228	$502	$—	$563
During the three and six months ended June 30, 2026 and June 30, 2025, an immaterial amount of loans to borrowers experiencing financial difficulty that were modified in the twelve months prior were considered to have had a payment default.

Index
At June 30, 2026 and December 31, 2025, there were no commitments to lend additional funds to a borrower experiencing financial difficulty for whom a modification had been made.
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
Impact of Hurricane Helene
In the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene in third quarter of 2024, the Company identified borrowers who were potentially impacted. During 2026, the Company evaluated the commercial loan portfolio and adjusted risk ratings and nonaccrual status as applicable. Therefore, for those relationships, the normal reserving process for June 30, 2026 was applied. For potentially impacted consumer loans, the Company applied increased reserve rates based upon severe economic factors to the approximately $253 million of loans (primarily Residential 1-4 family real estate) in the most impacted path of Hurricane Helene. Due to the potential exposure from Hurricane Helene, the ACL on these impacted consumer loans was $1.9 million as of June 30, 2026, adding 2 basis points to the overall ACL as a percent of total loans, which was 1.39% as of June 30, 2026. As of December 31, 2025, the ACL on the population of potentially impacted commercial and consumer loans was $1.9 million, adding 2 basis points to the overall ACL as a percent of total loans, which was 1.42%.
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
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$11,536	$8,784	$11,004	$9,066
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision for (reversal of) unfunded commitments	22	1,142	554	860
Ending balance	$11,558	$9,926	$11,558	$9,926

Index
Note 4. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	June 30, 2026			December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,600	$—	$1,600	$1,600	$—
Core deposit intangibles	57,890	43,104	14,786	57,890	40,658	17,232
Other intangibles	100	100	—	100	100	—
Total amortizable intangible assets	$59,590	$44,804	$14,786	$59,590	$42,358	$17,232
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.
Amortization expense of all amortizable intangible assets totaled $1.2 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2026 to date and, therefore, the Company did not perform interim impairment evaluations. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2025, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during the three months ended June 30, 2026.
Other than the expected amortization expense recognized during the six months ended June 30, 2026, there have been no material changes to the estimated amortization expense related to amortizable intangible assets as discussed in Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The Company recorded SBA guaranteed servicing fee income of $0.6 million and $0.7 million during the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.
There was no impairment of SBA servicing assets at June 30, 2026 and December 31, 2025 and no significant methodology changes have been made since year end.
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance, net	$1,816	$2,256	$1,748	$2,605
Add: New servicing assets	138	43	400	56
Less: Amortization expense and impairment charges	205	270	399	632
Ending balance, net	$1,749	$2,029	$1,749	$2,029

Index
Note 5. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at June 30, 2026:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$728	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.58% at 6/30/26 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.68% at 6/30/26 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.11% at 6/30/26 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	5.93% at 6/30/26 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.33% at 6/30/26 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	5.81% at 6/30/26 adjustable rate 3 month CME Term SOFR + 2.11%
Total borrowings / weighted average rate as of June 30, 2026			78,052	5.88%
Unamortized discount on acquired borrowings			(3,335)
Total borrowings			$74,717
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2025:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$753	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.75% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.85% at 12/31/25 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.11% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.17% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.37% at 12/31/25 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	5.80% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.11%
Total borrowings / weighted average rate as of December 31, 2025			78,077	5.97%
Unamortized discount on acquired borrowings			(3,508)
Total borrowings			$74,569
Note 6. Leases
The Company enters into leases in the normal course of business. As of June 30, 2026, the Company leased 15 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from September 2026 through May 2076, some of which include options for multiple five-year and ten-year extensions. The

Index
Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 20.4 years as of June 30, 2026 and 20.8 years as of December 31, 2025. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
Leases are classified as either operating or finance leases at the lease commencement date. All of the Company's leases have been determined to be operating leases. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the applicable lease term. Right-of-use assets represent the Company's right to use an underlying asset for the lease term; and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.45% and 3.41% as of June 30, 2026 and December 31, 2025, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheets, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheets, were $13.2 million and $14.3 million as of June 30, 2026, respectively, and were $13.4 million and $14.2 million as of December 31, 2025, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statements of income, were $0.6 million for the three months ended June 30, 2026 and 2025, and $1.3 million for the six months ended June 30, 2026 and 2025.
Future undiscounted lease payments for operating leases with initial terms greater than one year as of June 30, 2026 are as follows:

($ in thousands)
July 1, 2026 to December 31, 2026	$802
2027	1,456
2028	1,369
2029	1,316
2030	1,019
Thereafter	15,051
Total undiscounted lease payments	21,013
Less effect of discounting	(6,745)
Present value of estimated lease payments (lease liability)	$14,268
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

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at June 30, 2026:

($ in thousands) Description of Financial Instruments	Fair Value at June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$165,202	$—	$165,202	$—
Government-sponsored enterprise securities	1,761	—	1,761	—
Mortgage-backed securities	1,753,884	—	1,753,232	652
Corporate bonds	18,228	—	17,228	1,000
Total available for sale securities	$1,939,075	$—	$1,937,423	$1,652

Derivative financial assets	$1,534	$—	$1,534	$—

Presold mortgages in process of settlement	$12,304	$—	$12,304	$—

Derivative financial liabilities	$1,560	$—	$1,560	$—

Nonrecurring
Individually evaluated loans	$7,522	$—	$—	$7,522
Foreclosed real estate	97	—	—	97
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

Index
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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a non-recurring basis as of June 30, 2026.

Index
The carrying amounts and estimated fair values of financial instruments not carried at fair value at June 30, 2026 and December 31, 2025 were as follows:

		June 30, 2026		December 31, 2025
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$128,424	$128,424	$146,759	$146,759
Due from banks, interest-bearing	Level 1	421,908	421,908	162,836	162,836
Securities held to maturity	Level 2	509,712	443,298	513,099	448,452
Total loans, net of allowance	Level 3	8,863,854	8,585,887	8,598,838	8,259,890
SBA servicing asset	Level 3	1,749	3,177	1,748	2,963

Demand deposits, money market and savings	Level 1	10,285,330	10,285,330	9,944,779	9,944,779
Time deposits	Level 2	799,537	796,741	803,642	801,150
Borrowings	Level 2	74,717	69,396	74,569	69,421
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
Note 8. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.7 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recorded director stock expense of $0.3 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in "Other operating expenses" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $172,000 and $246,000 for the three months ended June 30, 2026 and 2025, respectively, and $339,000 and $484,000 for the six months ended June 30, 2026 and 2025, respectively.
At June 30, 2026, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of June 30, 2026, the Equity Plan had 1,761,611 shares remaining available for future awards.
The Equity Plan is intended to serve as a means to attract, retain, and motivate key employees and directors and to associate the interests of the Equity Plan's participants with those of the Company and its shareholders. The Equity Plan allows for grants of stock options and other types of equity-based compensation, including stock appreciation rights, restricted and unrestricted stock, restricted performance stock, and performance units. For the last several

Index
years, the only equity-based compensation granted by the Company has been shares of restricted stock, as it relates to employees, and unrestricted stock as it relates to non-employee directors.
There have been no material changes to the treatment of stock awards and equity grants as discussed in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
In addition to employee equity awards, the Company's practice is to grant unrestricted common shares to each non-employee director (currently 13 in total) in June of each year. The individual grants were valued at approximately $50,000 in 2026. Compensation expense associated with these director awards is fully recognized by the date of the award since there are no vesting conditions.
The following table presents information regarding the activity for the first six months of 2026 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	206,624	$38.08
Granted during the period	55,551	60.11
Vested during the period	(81,536)	33.87
Forfeited or expired during the period	(1,869)	40.14
Nonvested at June 30, 2026	178,770	$46.71
Total unrecognized compensation expense as of June 30, 2026 amounted to $5.3 million with a weighted average remaining term of 2.3 years. For the nonvested awards that were outstanding at June 30, 2026, the Company expects to record $2.6 million in compensation expense in the next twelve months, $1.4 million of which is expected to be recorded in the remaining quarters of 2026.
Note 9. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended June 30,
	2026			2025
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$50,519			$38,566
Less: income allocated to restricted stock	(219)			(235)
Basic EPS per common share	$50,300	41,184,914	$1.22	$38,331	41,168,260	$0.93

Diluted EPS:
Net income	$50,519	41,184,914		$38,566	41,168,260
Effect of dilutive securities	—	190,463		—	273,133
Diluted EPS per common share	$50,519	41,375,377	$1.22	$38,566	41,441,393	$0.93

Index

	For the Six Months Ended June 30,
	2026			2025
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$97,178			$74,972
Less: income allocated to restricted stock	(442)			(432)
Basic EPS per common share	$96,736	41,217,526	$2.35	$74,540	41,149,623	$1.81

Diluted EPS:
Net income	$97,178	41,217,526		$74,972	41,149,623
Effect of dilutive securities	—	199,689		—	274,440
Diluted EPS per common share	$97,178	41,417,215	$2.35	$74,972	41,424,063	$1.81
Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shown were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Unrealized loss on securities available for sale	$(204,469)	$(194,122)
Tax effect	47,216	44,826
Net unrealized loss on securities available for sale	(157,253)	(149,296)

Postretirement plans asset (liability)	(51)	(102)
Tax effect	11	23
Net postretirement plans asset (liability)	(40)	(79)

Total accumulated other comprehensive income (loss)	$(157,293)	$(149,375)

Index
The following tables disclose the changes in AOCI for the three and six months ended June 30, 2026 and 2025 (all amounts are net of tax):

	For the Three Months Ended June 30, 2026
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(152,053)	$(59)	$(152,112)
Other comprehensive income before reclassifications	(5,200)	—	(5,200)
Amounts reclassified from accumulated other comprehensive income	—	19	19
Net current period other comprehensive (loss) income	(5,200)	19	(5,181)

Ending balance	$(157,253)	$(40)	$(157,293)

	For the Three Months Ended June 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(246,713)	$85	$(246,628)
Other comprehensive income before reclassifications	17,110	—	17,110
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	17,110	—	17,110

Ending balance	$(229,603)	$85	$(229,518)

	For the Six Months Ended June 30, 2026
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(149,296)	$(79)	$(149,375)
Other comprehensive income before reclassifications	(7,957)	—	(7,957)
Amounts reclassified from accumulated other comprehensive income	—	39	39
Net current period other comprehensive (loss) income	(7,957)	39	(7,918)

Ending balance	$(157,253)	$(40)	$(157,293)

	For the Six Months Ended June 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(282,114)	$85	$(282,029)
Other comprehensive loss before reclassifications	52,511	—	52,511
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	52,511	—	52,511

Ending balance	$(229,603)	$85	$(229,518)
Amounts reclassified from AOCI for unrealized gain (loss) on AFS securities represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for postretirement plans asset (liability) represent

Index
amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.
Note 11. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$4,205	$3,976	$8,159	$7,743
Other service charges and fees:
Bankcard interchange income, net	2,454	2,588	4,577	4,915
Other service charges and fees	1,964	1,873	4,109	3,998
Commissions from sales of financial products	1,707	1,388	3,199	2,796
Portion of other income in-scope of ASC 606	—	—	—	—
Noninterest income (in-scope of ASC 606)	10,330	9,825	20,044	19,452
Noninterest income (out-of-scope of ASC 606)	5,704	4,467	11,168	7,796
Total noninterest income	$16,034	$14,292	$31,212	$27,248
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
Depreciation expense amounted to $1.7 million for the three months ended June 30, 2026 and 2025, and $3.3 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense is recorded in Occupancy and equipment expense on the Consolidated Statements of Income.
Note 13. Subsequent Events
On July 14, 2026, the Company announced an agreement to acquire First Carolina, the parent company of Carolina Bank & Trust Company ("Carolina Bank"), headquartered in Florence, South Carolina, for approximately $166 million based on First Bancorp's stock price of $64.22 as of July 13, 2026, comprised of approximately 75% stock and 25% cash. The acquisition, which is subject to customary closing conditions, including regulatory approvals and approval by First Carolina's shareholders, is expected to close by the first quarter of 2027. The

Index
consideration payable to First Carolina shareholders consists of 1,967,017 shares of First Bancorp common stock and $40 million in cash.

Carolina Bank currently operates 14 banking locations in South Carolina. First Carolina reported assets of $831 million, gross loans of $596 million and deposits of $714 million as of March 31, 2026. The acquisition would increase the Company's market share in the Pee Dee Region of South Carolina.

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Highlights of the results for the second quarter and year to date period of 2026 are presented below. Refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following.
Overview and Highlights for the Three Months Ended June 30, 2026
We earned net income of $50.5 million, or $1.22 diluted EPS, during the second quarter of 2026 compared to net income of $38.6 million, or $0.93 diluted EPS, for the second quarter of 2025 (the "like quarter"). Our increased earnings was driven by a $14.6 million increase in net interest income over the like quarter, resulting primarily from a combination of higher yield on interest earning assets and a lower cost of funds, both of which were driven by the overall interest rate environment throughout the past year.
•Net interest income for the second quarter of 2026 was $111.3 million, a 15.1% increase from the $96.7 million recorded in the like quarter. There was a shift in the mix of interest-earning assets between periods, with average loans growing $708.9 million, while average taxable securities contracted $313.3 million and short-term investments contracted $61.1 million.
•Net interest margin ("NIM") increased 39 basis points to 3.71% in the second quarter of 2026 from 3.32% in the like quarter as a result of the higher average balance of loans, improved yields on securities and lower cost of funds, notably money market deposits.
•We remained well-capitalized by all regulatory standards. Risk-based capital ratios contracted slightly during the quarter with a total common equity Tier 1 ratio of 14.09%, Tier 1 risk-based capital ratio of 14.81% and total risk-based capital ratio of 16.06% at June 30, 2026, all down from June 30, 2025.
•The provision for credit losses for the second quarter of 2026 was $1.2 million, compared to $1.0 million of net charge-offs.
•Noninterest income for the quarter ended June 30, 2026 totaled $16.0 million, reflecting an increase from the $14.3 million for the like quarter, primarily from a $1.0 million increase in Other income, net.
•Noninterest expense of $62.8 million increased $3.8 million, or 6.5%, from the like quarter. The increase is attributable to a $3.3 million increase in Total personnel expenses and a $1.0 million increase in Other operating expenses.
Overview and Highlights for the Six Months Ended June 30, 2026
We earned net income of $97.2 million, or $2.35 diluted EPS, during the six months ended June 30, 2026 compared to net income of $75.0 million, or $1.81 diluted EPS, for the six months ended June 30, 2025 (the "like period"). Net interest income increased $28.9 million during the six months ended June 30, 2026 as compared to the like period, driving our increased earnings. This was primarily the result of higher yields on interest earning assets and a lower cost of funds, both of which were driven by this past year's overall interest rate environment.
•Net interest income for the six months ended June 30, 2026 was $218.4 million, a 15.2% increase from the $189.5 million recorded for the like period. The increase in net interest income was driven by higher yields on interest earning assets and lower cost of funds.
•NIM increased 41 basis points to 3.69% for the six months ended June 30, 2026 from 3.28% for the like period as a result of the higher average balances on loans, yields on loans and securities and lower cost of funds, particularly money market deposits.
•For the six months ended June 30, 2026, the Company recorded $4.3 million in provision for credit losses as compared to $3.3 million for the like period. The lower provision in the like period was significantly impacted by the $5.5 million release of provision related to Hurricane Helene (the release represented a benefit of $4.2 million after-taxes or $0.10 per diluted share). The provision for credit losses in 2026 was impacted by loan growth in 2026 and net charge off activity of $2.4 million.
•Noninterest income for the six months ended June 30, 2026 totaled $31.2 million, an increase of $4.0 million, from the like period primarily related to the $1.7 million increase in Other income, net and the $1.2 million increase in SBA loan sale gains.

Index
•Noninterest expense increased $6.1 million to $123.0 million for the six months ended June 30, 2026 as compared to the like period, primarily driven by a $5.0 million increase in Personnel expenses and a $1.7 million increase in Other operating expenses.
Total assets were $13.0 billion at June 30, 2026, a 2.9% increase from December 31, 2025. The increase was driven primarily by deposit growth generating investable funds that were deployed into loans and interest-bearing cash. The primary balance sheet changes are presented below.
•Total cash and cash equivalents amounted to $550.3 million at June 30, 2026, representing a $240.7 million increase from December 31, 2025. Interest-bearing cash increased $259.1 million and was partially offset by an $18.3 million decrease in noninterest-bearing cash.
•AFS securities decreased $109.5 million, or 5.3%, during the six months ended June 30, 2026.
•Total loans amounted to $9.0 billion at June 30, 2026, reflecting an increase of $266.3 million, or 3.1%, from December 31, 2025.
•Total deposits were $11.1 billion at June 30, 2026, an increase of $336.4 million, or 3.13%, from December 31, 2025. Deposit growth during the period arose from both noninterest-bearing deposits, which increased $110.6 million, and interest-bearing deposits, which increased $225.9 million.
•Credit quality continued to be strong at June 30, 2026, with NPAs of 0.34% of total assets as of June 30, 2026, up 4 basis points from 0.30% at December 31, 2025.
•Our on-balance sheet liquidity ratio was 15.7% at June 30, 2026. Available off-balance sheet sources totaled $2.4 billion at quarter end, resulting in a total liquidity ratio of 32.8%.
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

Index
assets and interest-bearing liabilities. Net interest income is also influenced by external factors such as local economic conditions, competition for loans and deposits, and market interest rates.
Net Interest Income for the Three Months Ended June 30, 2026
Net interest income for the second quarter of 2026 amounted to $111.3 million, an increase of $14.6 million, or 15.1%, from the $96.7 million recorded in the second quarter of 2025. The increase was primarily driven by higher yields on interest-earning assets and lower cost of funds.
For the second quarter of 2026, average interest-earning assets increased $330.4 million, or 2.8%, from the comparable period of the prior year, with average loans growing $708.9 million, while average securities and short term investments declined by $317.5 million and $61.1 million respectively.
The cost of interest bearing deposits decreased 20 basis points from the second quarter of 2025, with the biggest decrease coming from the cost of Money market deposits, which decreased 33 basis points and the cost of Time deposits > $250,000, which decreased 22 basis points.
These changes resulted in the 39 basis point improvement in our NIM (see discussion below) from the like quarter to 3.71% for the second quarter of 2026.

Index
The following table presents an analysis of net interest income for the second quarter of 2026 and 2025:

Average Balances and Net Interest Income Analysis
	Three Months Ended June 30,
	2026			2025
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,896,592	$125,845	5.67%	$8,187,662	$112,921	5.53%
Taxable securities	2,384,076	16,925	2.84%	2,697,338	16,857	2.50%
Non-taxable securities	283,645	1,115	1.57%	287,848	1,116	1.55%
Short-term investments, primarily interest-bearing cash	444,845	4,430	3.99%	505,912	5,837	4.63%
Total interest-earning assets	12,009,158	148,315	4.95%	11,678,760	136,731	4.69%

Cash and due from banks	136,181			153,074
Premises and equipment	139,177			142,090
Other assets	664,823			484,448
Total assets	$12,949,339			$12,458,372

Liabilities
Interest-bearing checking	$1,420,738	$2,233	0.63%	$1,434,559	$2,426	0.68%
Money market deposits	4,666,044	28,268	2.43%	4,358,877	29,947	2.76%
Savings deposits	516,779	250	0.19%	538,843	252	0.19%
Other time deposits	487,071	2,790	2.30%	534,242	3,088	2.32%
Time deposits >$250,000	314,506	2,271	2.90%	345,916	2,692	3.12%
Total interest-bearing deposits	7,405,138	35,812	1.94%	7,212,437	38,405	2.14%
Short-term borrowings	757	1	0.72%	848	2	1.09%
Long-term borrowings	73,950	1,236	6.70%	91,351	1,658	7.28%
Total interest-bearing liabilities	7,479,845	37,049	1.99%	7,304,636	40,065	2.20%

Noninterest-bearing checking	3,597,511			3,522,117
Other liabilities	167,595			101,069
Shareholders’ equity	1,704,388			1,530,550
Total liabilities and shareholders’ equity	$12,949,339			$12,458,372

Net yield on interest-earning assets and net interest income		$111,266	3.71%		$96,666	3.32%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$111,732	3.73%		$96,877	3.32%

Interest rate spread			2.96%			2.49%

Average prime rate			6.75%			7.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)   Includes accretion of discount on acquired loans of $1.1 million and $1.5 million for three months ended June 30, 2026 and 2025, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the growth in earning assets, a shift to higher-yielding assets, increased yield on assets and a decrease in the cost of liabilities drove the expansion in NIM and net interest income.
•Net interest income for the second quarter of 2026 was $111.3 million, an increase of $14.6 million from the like quarter. The increase in net interest income was primarily driven by our focused efforts to increase interest-earning assets, to improve the mix of earning assets and to manage deposit costs after the rate cuts by the Federal Reserve between September and December of 2024, which saw the federal funds rate fall 50 basis points and additional rate cuts totaling 75 basis points in the second half of 2025. We also focused on increasing loan yields as new originations were at higher rates than older loans. Further, securities yields increased as a result of the loss-earnback transactions in the third and fourth quarters of 2025 along with continued paydowns and payoffs on lower-yielding bonds.
•The Company’s NIM for the second quarter of 2026 was 3.71%, an increase of 39 basis points from the like quarter. Within interest-earning assets, the 2025 securities loss-earnback transactions resulted in an increase of 30 basis points on the yield on total securities as compared to the like quarter. In addition, loan yields increased 14 basis points to 5.67%. Following the rate cuts by the Federal Reserve in the second half of 2025, the rate on interest-bearing deposits fell 20 basis points from the like quarter.
•Average interest-earning assets increased $330.4 million for the three months ended June 30, 2026, including a shift to higher-yielding assets. Average loans for the three months ended June 30, 2026 were $708.9 million higher than the same period in 2025. In addition, interest rates on loans increased 14 basis points to 5.67% for the second quarter of 2026, collectively resulting in an increase of $12.9 million in interest income on loans.
•Average securities for the three months ended June 30, 2026 contracted $317.5 million from the like quarter, but the yields on securities increased 0.30% to 2.70% for the second quarter of 2026, resulting in an increase in interest income on securities of $0.1 million.
•Average short-term investments for the three months ended June 30, 2026 contracted $61.1 million from the same period in 2025 and yields fell 0.64% to 3.99%, resulting in a $1.4 million decrease in interest income on short-term investments.
•Due to the impact of the aforementioned Federal Reserve rate cuts in 2024 and 2025 and the resulting decreased market rates partially offset by higher average balances, deposit interest expense for the three months ended June 30, 2026 decreased $2.6 million compared to the same period in 2025. Average interest-bearing deposit balances increased $192.7 million while rates on those deposits decreased 20 basis points as compared to the like quarter. The deposit changes were driven primarily by money market deposits as the average balance increased $307.2 million while the rate on those deposits fell 33 basis points, together accounting for $1.7 million of the decrease in interest expense.
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

	For the Three Months Ended June 30,
($ in thousands)	2026	2025
Net interest income, as reported	$111,266	$96,666
Tax-equivalent adjustment	466	211
Net interest income, tax-equivalent	$111,732	$96,877
Net interest margin, as reported	3.71%	3.32%
Net interest margin, tax-equivalent	3.73%	3.32%

Index
Net Interest Income for the Six Months Ended June 30, 2026
Net interest income for the six months ended June 30, 2026 amounted to $218.4 million, an increase of $28.9 million, or 15.2%, from the $189.5 million recorded in the six months ended June 30, 2025. As described above, the rate cuts by the Federal Reserve in the second half of 2024 and third quarter of 2025 decreased market rates which had resulting impacts on the rates we paid or received in 2024 and 2025. Similar to the impact during the three months ended June 30, 2026, the increase in net interest income for the six months ended June 30, 2026 was also driven by lower cost of funds, and increased yields on interest-earning assets. Our NIM increased to 3.69% for the six months ended June 30, 2026 from 3.28% for the six months ended June 30, 2025.

Index
The following table presents an analysis of net interest income for the six months ended June 30, 2026 and 2025.

Average Balances and Net Interest Income Analysis
	Six Months Ended June 30,
	2026			2025
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,839,477	$246,592	5.62%	$8,147,750	$223,418	5.52%
Taxable securities	2,412,948	34,481	2.86%	2,663,390	32,381	2.43%
Non-taxable securities	284,176	2,230	1.57%	288,373	2,232	1.55%
Short-term investments, primarily interest-bearing cash	361,123	7,402	4.13%	504,652	11,324	4.52%
Total interest-earning assets	11,897,724	$290,705	4.92%	11,604,165	269,355	4.67%

Cash and due from banks	141,622			143,469
Premises and equipment	139,474			142,574
Other assets	677,771			453,023
Total assets	$12,856,591			$12,343,231

Liabilities
Interest bearing checking	$1,418,681	$4,462	0.63%	$1,433,066	$4,923	0.69%
Money market deposits	4,616,502	54,785	2.39%	4,348,277	59,126	2.74%
Savings deposits	520,429	491	0.19%	538,973	493	0.18%
Other time deposits	491,071	5,609	2.30%	546,377	6,441	2.38%
Time deposits >$250,000	309,327	4,511	2.94%	349,028	5,541	3.20%
Total interest-bearing deposits	7,356,010	69,858	1.92%	7,215,721	76,524	2.14%
Short-term borrowings	751	2	0.66%	822	3	0.86%
Long-term borrowings	73,904	2,463	6.72%	91,259	3,315	7.32%
Total interest-bearing liabilities	7,430,665	72,323	1.96%	7,307,802	79,842	2.20%

Noninterest bearing checking	3,556,662			3,449,013
Other liabilities	173,640			87,032
Shareholders’ equity	1,695,624			1,499,384
Total liabilities and shareholders’ equity	$12,856,591			$12,343,231

Net yield on interest-earning assets and net interest income		$218,382	3.69%		$189,513	3.28%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$219,327	3.71%		$190,161	3.30%

Interest rate spread			2.96%			2.47%

Average prime rate			6.75%			7.50%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes accretion of discount on acquired loans of $2.1 million and $3.2 million for six months ended June 30, 2026 and 2025, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the expansion in NIM, coupled with increased earning asset volumes, drove the increase in net interest income.
•During the second half of 2025, the Federal Reserve decreased the fed funds rate a total of 75 basis points. The average prime rate was 6.75% for the six months ended June 30, 2026, compared to 7.50% for the prior year period. During 2025 and 2026, the yield curve has been positively sloping beyond three years, although longer term treasury rates are still fairly close to fed funds rates.
•Average loan volumes for the six months ended June 30, 2026 were $691.7 million higher than the same period in 2025 due to organic loan growth. In addition, interest rates on loans increased 10 basis points to 5.62% for the six months ended June 30, 2026, collectively resulting in an increase in loan interest income of $23.2 million.
•Due to lower market rates partially offset by an overall growth of deposits, interest expense on deposits for the six months ended June 30, 2026 decreased $6.7 million compared to the same period in 2025. Average total interest-bearing deposit balances increased $140.3 million while rates on those deposits decreased 22 basis points as compared to the prior year period. Within this population, average balances on Money market deposits increased $268.2 million while rates on those accounts decreased 35 basis points as compared to the prior year, resulting in a $4.3 million decrease in interest expense. Average balances on Time deposits >$250,000 decreased $39.7 million and rates on these accounts decreased 26 basis points as compared to the prior year, collectively resulting in a $1.0 million decrease in interest expense.
•Interest expense on borrowings decreased $0.9 million for the six months ended June 30, 2026 as compared to the same period in 2025 due to the $17.4 million decrease in the average volume of borrowings between periods, coupled with a 60 basis point decrease in the rates on total borrowings. We repaid fixed rate subordinated debentures in the fourth quarter of 2025. The remaining borrowings are floating rate and therefore have lower interest rates in the current interest rate environment.
•Collectively, these changes resulted in an increase of 41 basis points in NIM.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM to NIM-T/E.

	For the Six Months Ended June 30,
($ in thousands)	2026	2025
Net interest income, as reported	$218,382	$189,513
Tax-equivalent adjustment	945	648
Net interest income, tax-equivalent	$219,327	$190,161
Net interest margin, as reported	3.69%	3.28%
Net interest margin, tax-equivalent	3.71%	3.30%

Index
Our NIM for all periods presented benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest income – increased by accretion of loan discount on acquired loans	$1,083	$1,457	$2,148	$3,246
Total interest income impact	1,083	1,457	2,148	3,246
Interest expense – increased by discount accretion of deposits	(62)	(102)	(123)	(205)
Interest expense – increased by discount accretion of borrowings	(87)	(194)	(173)	(385)
Total net interest expense impact	(149)	(296)	(296)	(590)
Total impact on net interest income	$934	$1,161	$1,852	$2,656
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural reduction in outstanding balance of acquired loans.
At June 30, 2026 and 2025, unaccreted loan discounts on purchased loans amounted to $6.6 million and $11.8 million, respectively. The portfolio acquired with the GrandSouth Bancorporation acquisition on January 1, 2023 comprised the majority of the remaining unaccreted loan discount.
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
The provision for credit losses was $1.2 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The second quarter of 2026 included a provision for loan losses of $1.1 million and a provision for unfunded commitments expense of $22 thousand. The second quarter of 2025 included a provision for loan losses of $1.1 million and a provision for unfunded commitments of $1.1 million. In the like quarter, the provision for loan losses included a $3.5 million release of the allowance specifically attributed to Hurricane Helene. The six months ended June 30, 2026 included a provision for loan losses of $3.7 million and a provision for unfunded commitments expense of $0.6 million. The six months ended June 30, 2025 included a provision for loan losses of $2.5 million and a provision for unfunded commitments of $0.9 million. In the six months ended June 30, 2025, the provision for loan losses included a $5.5 million release of the allowance specifically attributed to Hurricane Helene.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Total noninterest income for the three months ended June 30, 2026 was $16.0 million, a 12.2% increase from the $14.3 million recorded for the three months ended June 30, 2025. As compared to the second quarter of 2025, Other Income, net increased $1.0 million and Other service charges, commissions and fees decreased $0.6 million.
For the six months ended June 30, 2026 and 2025, total noninterest income was $31.2 million and $27.2 million, respectively. For the year to date periods, a $1.7 million increase in Other income, net coupled with a $1.2 million increase in SBA loan sale gains account for a majority of the change.

Index
Details of the more significant components of noninterest income are presented in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Service charges on deposit accounts	$4,205	$3,976	$8,159	$7,743
Other service charges and fees - bankcard interchange income, net	2,454	2,588	4,577	4,915
Other service charges and fees - other	3,532	4,017	7,351	7,609
Presold mortgage loan fees and gains on sale	660	315	1,329	765
Commissions from sales of financial products	1,707	1,388	3,199	2,796
SBA loan sale gains	529	151	1,432	203
Bank-owned life insurance income	1,358	1,221	2,698	2,449
Other income, net	1,589	636	2,467	768
Total noninterest income	$16,034	$14,292	$31,212	$27,248
Noninterest Expenses
Total noninterest expenses totaled $62.8 million and $58.9 million for the three months ended June 30, 2026 and 2025, respectively, increasing $3.8 million, or 6.5%. This was primarily attributable to a $3.3 million increase in Total personnel expense primarily due to the timing of annual raises in the second quarter each year and a $0.4 million increase in Professional fees. Total noninterest expenses totaled $123.0 million and $116.8 million for the six months ended June 30, 2026 and 2025, respectively, increasing $6.1 million, or 5.3%. This was primarily attributable to a $5.0 million increase in Total personnel expense also primarily due to annual raises and a $1.1 million increase in Software licenses and other software costs, partially offset by a $0.5 million decrease in Intangibles amortization expense.
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Salaries, incentives and commissions expense	$31,529	$29,005	$61,507	$57,666
Employee benefit expense	6,958	6,187	13,474	12,282
Total personnel expense	38,487	35,192	74,981	69,948
Occupancy and equipment expense	4,961	5,195	10,316	10,387
Credit card rewards and other bankcard expenses	1,574	1,515	2,863	2,693
Telephone and data lines	768	1,023	1,629	1,992
Software licenses and other software costs	2,377	2,012	4,869	3,743
Data processing expense	2,550	2,300	4,926	4,801
Professional fees	1,577	1,170	3,006	2,474
Advertising and marketing	768	904	1,568	1,715
Non-credit losses	966	824	1,635	1,761
FDIC insurance costs	1,376	1,297	2,904	2,822
Corporate insurance costs	526	541	1,060	1,077
Intangibles amortization expense	1,199	1,468	2,446	2,984
Other operating expenses	5,632	5,483	10,776	10,438
Total noninterest expense	$62,761	$58,924	$122,979	$116,835
Income Taxes
We recorded income tax expense of $12.9 million and $11.3 million for the three months ended June 30, 2026 and 2025, respectively, resulting in effective tax rates of 20.3% and 22.6%. For the six months ended June 30, 2026 and 2025, we recorded tax expense of $25.2 million and $21.6 million, resulting in effective tax rates of 20.6% and 22.4%, respectively.

Index
FINANCIAL CONDITION
Total assets at June 30, 2026 amounted to $13.0 billion, a $373.3 million, or 2.9%, increase from December 31, 2025 and was primarily related to higher loans and interest-bearing cash, partially offset by a contraction in the balance of AFS securities.
Total loans at June 30, 2026 were $9.0 billion, an increase of $266.3 million, or 3.1%, from December 31, 2025. The mix of our loan portfolio remained relatively unchanged from December 31, 2025 to June 30, 2026. Note 3 to the consolidated financial statements presents additional detail regarding our mix of loans. At June 30, 2026, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 6.2% of the total portfolio at June 30, 2026, with the largest loan being $33.0 million and the average outstanding loan balance being $1.4 million. Non-owner occupied office loans were generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at June 30, 2026.
Total investment securities were $2.4 billion at June 30, 2026, a decrease of $112.9 million from December 31, 2025, as we did not reinvest all proceeds from prepayments and maturities. The composition of our investment portfolio remained substantially the same at June 30, 2026 as at December 31, 2025.
The unrealized loss on AFS securities totaled $204.5 million at June 30, 2026. Refer to Note 2 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category.
Total deposits amounted to $11.1 billion at June 30, 2026, an increase of $336.4 million, or 3.1%, from December 31, 2025. The majority of the increase was attributable to growth in Noninterest-bearing checking accounts of $110.6 million and growth in Money market accounts of $244.4 million.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily Noninterest-bearing checking accounts and Money market accounts. Our deposit mix has remained relatively consistent and has not changed significantly.

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,597,565	32%	$3,486,985	32%
Interest-bearing checking accounts	1,422,592	13%	1,420,795	13%
Money market accounts	4,754,782	43%	4,510,356	42%
Savings accounts	510,392	5%	526,643	5%
Other time deposits	475,744	4%	493,282	5%
Time deposits >$250,000	318,821	3%	305,473	3%
Total customer deposits	11,079,896	100%	10,743,534	100%
Brokered deposits	4,971	—%	4,887	—%
Total deposits	$11,084,867	100%	$10,748,421	100%
As of June 30, 2026, the estimated insured deposits totaled $6.5 billion, or 58.9% of total deposits, while approximately $4.6 billion of the Company's total deposits were uninsured. In addition, deposits totaling $748.7 million at June 30, 2026 were collateralized by investment securities such that approximately 65.7% of our total deposits were insured or collateralized at that date.

Index
Nonperforming Assets
NPAs are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Nonperforming assets
Nonaccrual loans	$44,283	$36,315
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	44,283	36,315
Foreclosed real estate	659	1,425
Total nonperforming assets	$44,942	$37,740

Asset Quality Ratios
Nonperforming loans to total loans	0.49%	0.42%
Nonperforming assets to total loans and foreclosed properties	0.50%	0.43%
Nonperforming assets to total assets	0.34%	0.30%
Allowance for credit losses to total loans	1.39%	1.42%
Allowance for credit losses to nonperforming loans	282.04%	340.30%
As shown in the table above, total NPAs at June 30, 2026 were $44.9 million, with the increase from year end primarily arising from the $8.0 million increase in Nonaccrual loans, partially offset by the $0.8 million decrease in Foreclosed real estate.
Commercial real estate - owner occupied is the largest category of nonaccrual loans, at $14.3 million, or 32.2%, followed by Residential 1-4 family real estate at $9.3 million, or 20.9%, and Commercial and industrial at $8.7 million, or 19.6%. Included in various loan categories are nonaccrual SBA loans totaling $15.5 million at June 30, 2026, or 35.0% of total nonaccrual loans, and which include $9.1 million in guarantees from the SBA.
As reflected in Note 3 to the accompanying consolidated financial statements, total classified loans increased 8.9% to $63.7 million at June 30, 2026 compared to $58.5 million at December 31, 2025. The increase resulted primarily from increases in Commercial real estate - non owner occupied loans of $2.6 million and Commercial and industrial loans of $1.2 million. Special mention loans decreased 16.99% to $24.4 million at June 30, 2026 compared to $29.3 million at December 31, 2025. The majority of the decrease was attributable to a decrease in Construction, development & other land loans of $3.3 million and Commercial real estate - owner occupied loans of $0.9 million.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $124.9 million at June 30, 2026 compared to $123.6 million at December 31, 2025. The overall ACL as a percent of total loans was 1.39% and 1.42% at June 30, 2026 and December 31, 2025, respectively. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model.
In the portions of Western North and South Carolina that were significantly impacted by Hurricane Helene in third quarter of 2024, the Company identified borrowers who were potentially impacted. For December 31, 2025 and June 30, 2026, no incremental reserves were maintained on the commercial loan portfolio as those relationships had been reviewed, risk ratings adjusted and nonaccrual status updated. Therefore, for those relationships, the normal reserving process was applied. For the potentially impacted consumer loans, the Company applied increased reserve rates based upon severe economic factors to the approximately $253 million of loans (primarily Residential 1-4 family real estate) in the most impacted path of Hurricane Helene. This compares to consumer loans totaling $268 million at December 31, 2025. Due to the potential exposure from Hurricane Helene, the ACL on these impacted consumer loans was $1.9 million as of June 30, 2026 and December 31, 2025, adding 2 basis points to the overall ACL as a percent of total loans at both period ends.
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
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025	Six Months Ended June 30, 2025
Loans outstanding at end of period	$8,988,748	$8,722,419	$8,225,650
Average amount of loans outstanding	8,839,477	8,283,246	8,147,750
Allowance for credit losses, at period end	124,894	123,581	120,545

Total charge-offs	(3,693)	(11,629)	(5,874)
Total recoveries	1,308	3,074	1,379
Net charge-offs	$(2,385)	$(8,555)	$(4,495)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.05%	0.10%	0.11%
Allowance for credit losses as a percent of loans at end of period	1.39%	1.42%	1.47%
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
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $11.6 million and $11.0 million at June 30, 2026 and December 31, 2025, respectively, is classified on the consolidated balance sheets within "Other liabilities." The increase in the level of the allowance between periods was driven by an increase in balances of available lines of credit, partially offset by lower reserve rates during the six months ended June 30, 2026.
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
At June 30, 2026, the Company had the following sources of readily available borrowing capacity:
•A $1.4 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of June 30, 2026, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $7.0 billion and the Company's FHLB stock totaling $8.9 million. Outstanding borrowings on the line totaled $0.7 million and $0.8 million at June 30, 2026 and December 31, 2025, respectively;
~~•~~Federal funds lines of credit with correspondent banks totaling $285.0 million allow the Company to purchase federal funds on an overnight, unsecured basis. No borrowings were outstanding at June 30, 2026 or December 31, 2025; and
•A line of credit of approximately $756.4 million through the Federal Reserve's discount window borrowing program, which was secured at June 30, 2026 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding those secured by real estate collateral) totaling approximately $321.1 million and specific investment securities with a carrying value of $616.3 million. No borrowings were outstanding at June 30, 2026 or December 31, 2025.
Our overall on-balance sheet liquidity ratio was 15.7% at June 30, 2026 compared to 14.9% at December 31, 2025. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $2.4 billion in available lines of credit, was 32.8% as of June 30, 2026. Not included in these ratios are the readily available sources of funds through brokered deposits. As of June 30, 2026, our brokered deposits availability was $1.9 billion per our internal policy.
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
We do not engage in significant derivatives activities. However, we maintain a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At June 30, 2026, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
At June 30, 2026, as shown in the table below, we were well-capitalized. The capital ratios at June 30, 2026 remained materially consistent with the 2025 year end ratios. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	June 30, 2026	December 31, 2025	Minimum required
Risk-based capital ratios:
Common equity Tier 1 ratio	14.09%	14.10%	7.00%

Tier I capital ratio	14.81%	14.87%	8.50%

Total risk-based capital ratio	16.06%	16.12%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.60%	11.21%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At June 30, 2026, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets (the "TCE ratio"), which is a non-GAAP financial measure. The TCE ratio excludes the effect of goodwill and other intangible assets, net of related taxes from the GAAP basis total shareholders’ common equity and GAAP basis total assets. Management believes this non-GAAP financial measure provides additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The TCE ratio was 9.83% at June 30, 2026 compared to 9.61% at December 31, 2025.

Index
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	June 30, 2026	December 31, 2025
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,716,460	$1,654,168
Less: Goodwill and other intangibles, net of related taxes	(481,673)	(483,644)
TCE	$1,234,787	$1,170,524
Reconciliation of Total Assets to Tangible Assets
Total assets	$13,041,615	$12,668,339
Less: Goodwill and other intangibles, net of related taxes	(481,673)	(483,644)
Tangible assets	$12,559,942	$12,184,695
TCE ratio	9.83%	9.61%
Stock Repurchase Plans
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2026.

($ in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2026 to April 30, 2026	—	$—	—	$34,885,489
May 1, 2026 to May 31, 2026	36,298	$58.47	36,298	$32,763,290
June 1, 2026 to June 30, 2026	—	$—	—	$32,763,290
Total	36,298	$58.47	36,298	$32,763,290
(1) On January 27, 2026, the Board of the Company reauthorized the repurchase of up to $40 million in shares of the Company's common stock in private transactions and open market purchases through January 27, 2027. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. During the quarter ended June 30, 2026, a total of 36,298 shares were repurchased at an average price per share of $58.47. As of June 30, 2026, the Company had remaining authorization to purchase up to $32.8 million of outstanding stock under the program.
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
When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and this can negatively impact net interest income. Changes in interest

Index
rates and monetary policy influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect the average duration of our loan portfolio, investment securities and other interest-earning assets.
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
Assumptions used in the model are derived from historical trends and management’s outlook. The model assumes a static balance sheet with cash flows reinvested in similar instruments to maintain the balance sheet levels and current composition. The model utilizes the actual cash flows and repricing characteristics for our balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. Because these assumptions are inherently uncertain, actual results may differ from simulated results.
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
As of June 30, 2026, the net interest income sensitivity indicated an asset sensitive position to net interest income from immediate parallel rate shifts in both rising and falling rates over a one year period with an increase of 5.7% in +200 rate scenario, an increase of 3.9% in +100 rate scenario, a decrease of 2.8% in -100 scenario and a decrease of 5.3% in a -200 rate scenario. These scenarios assume an immediate change in rates and no change in the shape of the yield curve from the level as of June 30, 2026. Management also evaluates a steepening of the yield curve in rate reduction scenarios. For a -100 rate scenario, net interest income over one year would increase by 0.6% and for a -200 rate scenario, net interest income over one year would decrease by 3.4%. As economic conditions and interest rates change over time, management proactively manages the rates earned on assets and the rates paid on liabilities as well as the mix and volume of our balance sheet. The above scenarios do not reflect the potential future actions of management to actively manage net interest margin and earnings.
Assumptions utilized in the net interest income sensitivity analyses are inherently uncertain, and actual results may differ from simulated results.

Index
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
As of June 30, 2026, the Company’s economic value of equity ("EVE") generally declines in rising rate scenarios and improves or remains stable in falling rate scenarios. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-backed securities as compared to a higher proportion of deposits having variable rates. In addition to impacts on market values from changes in interest rates, fixed rate loans and securities tend to prepay more quickly in lower rate environments and prepay more slowly in rising rate environments, leading to impacts on their relative valuation in the EVE calculation. As of June 30, 2026, the impact of increasing rates on EVE were -1.8% in +100 rate scenario and -6.4% in +200 rate scenario, compared to +0.7% in -100 rate scenario and -1.4% in -200 rate scenario.
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
Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2026 were effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1 – Legal Proceedings
Various legal proceedings may arise in the ordinary course of business and may be pending or threatened against the Company and its subsidiaries. Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings that management believes are material to the Company or its consolidated financial position.  If an

Index
exposure were to be identified, it is the Company’s policy to establish and accrue appropriate reserves during the accounting period in which a loss is deemed to be probable and the amount is reasonably estimable.
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
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended June 30, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

Index
Item 6 - Exhibits
The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

2
Agreement and Plan of Merger and Reorganization between First Bancorp and First Carolina Bancshares Corporation dated July 14, 2026 was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 14, 2026, and is incorporated herein by reference.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 101 North Spring Street, Greensboro, North Carolina, 27401.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

August 6, 2026	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

August 6, 2026	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

August 6, 2026	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer