Form 10-Q
period 2026-09-30
FIRST BANCORP /NC/
filed 2026-11-02
CIK 811589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of the registrant's Common Stock outstanding on October 30, 2026 was 41,399,233.

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

Index
Part I. Financial Information
Item 1 - Financial Statements
First Bancorp
Consolidated Balance Sheets

($ in thousands - unaudited)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks, noninterest-bearing	$131,879	$146,759
Due from banks, interest-bearing	319,832	162,836
Total cash and cash equivalents	451,711	309,595

Securities available for sale (amortized cost of $2,249,799 and $2,242,678, respectively)	1,986,024	2,048,556
Securities held to maturity (fair values of $407,940 and $448,452, respectively)	508,100	513,099
Presold mortgages in process of settlement	2,677	7,790

Loans	9,104,899	8,722,419
Allowance for credit losses on loans	(124,241)	(123,581)
Net loans	8,980,658	8,598,838

Premises and equipment, net	140,053	139,125
Accrued interest receivable	38,594	39,206
Goodwill	478,750	478,750
Other intangible assets, net	13,633	17,232
Bank-owned life insurance	197,379	193,286
Other assets	353,974	322,862
Total assets	$13,151,553	$12,668,339

Liabilities
Deposits
Noninterest-bearing deposits	$3,626,442	$3,486,985
Interest-bearing deposits	7,499,862	7,261,436
Total deposits	11,126,304	10,748,421
Borrowings	74,793	74,569
Accrued interest payable	4,092	3,747
Other liabilities	233,219	187,434
Total liabilities	11,438,408	11,014,171

Commitments and contingencies

Shareholders' Equity
Preferred stock, no par value per share. Authorized: 5,000,000 shares
Issued & outstanding: none and none, respectively	—	—
Common stock, no par value per share. Authorized: 60,000,000 shares
Issued & outstanding: 41,399,233 shares and 41,466,227 shares, respectively	967,738	973,884
Retained earnings	948,317	829,659
Stock in rabbi trust assumed in acquisition	(541)	(885)
Rabbi trust obligation	541	885
Accumulated other comprehensive loss	(202,910)	(149,375)
Total shareholders’ equity	1,713,145	1,654,168
Total liabilities and shareholders’ equity	$13,151,553	$12,668,339
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share data-unaudited)	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$131,056	$118,855	$377,648	$342,273
Interest on investment securities:
Taxable interest income	17,882	17,571	52,363	49,952
Tax-exempt interest income	1,113	1,114	3,343	3,346
Other, principally overnight investments	3,928	6,693	11,330	18,017
Total interest income	153,979	144,233	444,684	413,588

Interest Expense
Interest on deposits	37,919	40,035	107,777	116,559
Interest on borrowings	1,263	1,676	3,728	4,994
Total interest expense	39,182	41,711	111,505	121,553

Net interest income	114,797	102,522	333,179	292,035
Provision for credit losses	1,300	3,442	5,552	6,770
Net interest income after provision for loan losses	113,497	99,080	327,627	285,265

Noninterest Income
Service charges on deposit accounts	4,574	4,225	12,733	11,968
Other service charges, commissions and fees	5,500	6,322	17,428	18,846
Presold mortgage loan fees and gains on sale	379	471	1,708	1,236
Commissions from sales of insurance and financial products	1,611	1,678	4,810	4,474
SBA loan sale gains	924	869	2,356	1,072
Bank-owned life insurance income	1,395	1,289	4,093	3,738
Security losses, net	—	(27,905)	—	(27,905)
Other income, net	734	99	3,201	867
Total noninterest income	15,117	(12,952)	46,329	14,296

Noninterest Expense
Salaries expense	32,652	31,065	94,159	88,731
Employee benefits expense	6,810	5,751	20,284	18,033
Total personnel expense	39,462	36,816	114,443	106,764
Occupancy and equipment expense	5,253	5,145	15,569	15,532
Merger and acquisition expenses	450	—	450	—
Intangibles amortization expense	1,153	1,394	3,599	4,378
Other operating expenses	17,673	16,816	52,909	50,332
Total noninterest expenses	63,991	60,171	186,970	177,006

Income before income taxes	64,623	25,957	186,986	122,555
Income tax expense	13,347	5,594	38,532	27,220

Net Income	$51,276	$20,363	$148,454	$95,335

Earnings per common share:
Basic	$1.24	$0.49	$3.59	$2.30
Diluted	1.24	0.49	3.59	2.30

Weighted average common shares outstanding:
Basic	41,196,822	41,237,874	41,210,549	41,179,363
Diluted	41,393,792	41,481,542	41,409,330	41,443,636
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands - unaudited)	2026	2025	2026	2025

Net Income	$51,276	$20,363	$148,454	$95,335
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, pretax	(59,306)	19,222	(69,653)	88,384
Tax benefit (expense)	13,669	(4,488)	16,059	(21,139)
Reclassification to realized losses	—	27,905	—	27,905
Tax expense	—	(6,516)	—	(6,516)
Postretirement Plans:
Amortization of unrecognized net actuarial losses	26	—	77	—
Tax expense	(6)	—	(18)	—
Other comprehensive (loss) income	(45,617)	36,123	(53,535)	88,634
Comprehensive income	$5,659	$56,486	$94,919	$183,969
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Three Months Ended September 30, 2025
Balance, July 1, 2025	41,468	$973,041	$812,657	$(869)	$869	$(229,518)	$1,556,180
Net Income			20,363				20,363
Cash dividends declared ($0.23 per common share)			(9,537)				(9,537)
Change in Rabbi Trust Obligation				(8)	8		—
Stock options exercised	6	163					163
Stock withheld for payment of taxes	(11)	(546)					(546)
Stock-based compensation	2	577					577
Other comprehensive income						36,123	36,123
Balance, September 30, 2025	41,465	$973,235	$823,483	$(877)	$877	$(193,395)	$1,603,323

Three Months Ended September 30, 2026
Balance, July 1, 2026	41,374	$966,777	$906,976	$(534)	$534	$(157,293)	$1,716,460
Net Income			51,276				51,276
Cash dividends declared ($0.24 per common share)			(9,935)				(9,935)
Change in Rabbi Trust Obligation				(7)	7		—
Stock options exercised	2	41					41
Stock withheld for payment of taxes	—	(5)					(5)
Stock-based compensation	23	925					925
Other comprehensive income						(45,617)	(45,617)
Balance, September 30, 2026	41,399	$967,738	$948,317	$(541)	$541	$(202,910)	$1,713,145
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Shareholders’ Equity

($ in thousands, except per share data - unaudited)	Common Stock		Retained earnings	Stock in rabbi trust assumed in acquisition	Rabbi trust obligation	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
Nine Months Ended September 30, 2025
Balance, January 1, 2025	41,347	$971,313	$756,327	$(1,148)	$1,148	$(282,029)	$1,445,611
Net Income			95,335				95,335
Cash dividends declared ($0.68 per common share)			(28,179)				(28,179)
Change in Rabbi Trust Obligation				271	(271)		—
Stock options exercised	79	1,401					1,401
Stock repurchases	(25)	(992)					(992)
Stock withheld for payment of taxes	(33)	(1,385)					(1,385)
Stock-based compensation	97	2,898					2,898
Other comprehensive income						88,634	88,634
Balance, September 30, 2025	41,465	$973,235	$823,483	$(877)	$877	$(193,395)	$1,603,323

Nine Months Ended September 30, 2026
Balance, January 1, 2026	41,466	$973,884	$829,659	$(885)	$885	$(149,375)	$1,654,168
Net Income			148,454				148,454
Cash dividends declared ($0.72 per common share)			(29,796)				(29,796)
Change in Rabbi Trust Obligation				344	(344)		—
Stock options exercised	9	177					177
Stock repurchases	(129)	(7,270)					(7,270)
Stock withheld for payment of taxes	(33)	(1,998)					(1,998)
Stock-based compensation	86	2,945					2,945
Other comprehensive income						(53,535)	(53,535)
Balance, September 30, 2026	41,399	$967,738	$948,317	$(541)	$541	$(202,910)	$1,713,145
See accompanying notes to unaudited consolidated financial statements.

Index
First Bancorp
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
($ in thousands-unaudited)	2026	2025
Cash Flows From Operating Activities
Net Income	$148,454	$95,335
Reconciliation of net income to net cash provided by operating activities
Provision for credit losses	5,552	6,770
Net premium amortization and discount accretion	241	(464)
Deferred income taxes, net	29,821	$6,838
Securities losses, net	—	27,905
Bank-owned life insurance income	(4,093)	(3,738)
Depreciation of premises and equipment	4,915	5,106
Stock-based compensation expense	2,945	2,898
Amortization of intangible assets	3,599	4,378
Gains on sale of loans	(4,064)	(2,308)
Origination of presold mortgage loans and SBA loans held for sale	(95,272)	(68,796)
Proceeds from sales of presold mortgage loans and SBA loans	126,208	75,953
Change in other assets, other liabilities and accrued interest, net	13,447	(2,017)
Other	(2,547)	115
Net cash provided by operating activities	229,206	147,975
Cash Flows From Investing Activities
Purchases of securities available for sale	(181,683)	(353,673)
Proceeds from maturities, calls and principal repayments of securities available for sale	176,125	152,109
Proceeds from maturities, calls and principal repayments of securities held to maturity	1,731	1,982
Proceeds from sales of securities available for sale	—	166,372
Purchases of Federal Reserve and FHLB stock	(375)	(398)
Redemptions of Federal Reserve and FHLB stock	16	—
Purchases of other investments	(9,093)	(17,072)
Net increase in loans	(408,074)	(330,748)
Purchases of premises and equipment	(6,451)	(3,073)
Other	1,524	5,391
Net cash (used in) investing activities	(426,280)	(379,110)
Cash Flows From Financing Activities
Net increase in deposits	377,717	350,363
Proceeds from the issuance of FHLB and FRB borrowings	1,000	2,000
Repayment of FHLB and FRB borrowings	(1,038)	(2,037)
Cash dividends paid – common stock	(29,398)	(27,747)
Repurchases of common stock	(7,270)	(992)
Proceeds from stock option exercises	177	1,401
Payment of taxes related to stock withheld	(1,998)	(1,385)
Net cash provided by financing activities	339,190	321,603
Increase in cash and cash equivalents	142,116	90,468
Cash and cash equivalents, beginning of period	309,595	507,507
Cash and cash equivalents, end of period	$451,711	$597,975

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$110,733	$121,183
Cash paid during the period for income taxes	2,623	9,046
Cash paid during the period for the purchase of transferable tax credits	—	9,337
Non-cash: Unrealized (loss) gain on securities available for sale, net of taxes	(53,594)	88,634
Non-cash: Foreclosed loans transferred to foreclosed real estate	561	1,076
Non-cash: Accrued dividends at end of period	9,935	9,537
Non-cash: Initial recognition of operating lease right-of-use assets and liabilities	686	939
Non-cash: Affordable housing investments obtained in exchange for funding commitments	44,995	81,420
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2026, the consolidated results of income, comprehensive income and shareholders' equity for the three and nine months ended September 30, 2026 and 2025, and the consolidated cash flows for the nine months ended September 30, 2026 and 2025. Any such adjustments were of a normal, recurring nature. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes in the 2025 Annual Report for the year ended December 31, 2025. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
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
Accounting Standards Adopted in 2026
The Company did not adopt any accounting standards during the first nine months of 2026.
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

Index
ASU 2025-08, "Financial Instruments-Credit Losses (Topic 326): Purchased Loans" amended the Financial Instruments—Credit Losses topic in the Accounting Standards Codification to expand the population of acquired financial assets subject to the gross-up approach. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements. The amendments would be adopted as of the beginning of the quarter in which the acquisition of First Carolina Bank & Trust Company were to close.
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
Note 2. Securities
The book values and approximate fair values of investment securities at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026				December 31, 2025
	Amortized Cost	Fair Value	Unrealized		Amortized Cost	Fair Value	Unrealized
($ in thousands)			Gains	(Losses)			Gains	(Losses)
Securities available for sale:
U.S. Treasury	$315,368	$310,721	$—	$(4,647)	$165,137	$168,095	$3,004	$(46)
Government-sponsored enterprise securities	1,974	1,714	—	(260)	1,968	1,758	—	(210)
Mortgage-backed securities	1,914,257	1,655,824	2	(258,435)	2,057,381	1,860,357	4,008	(201,032)
Corporate bonds	18,200	17,765	47	(482)	18,192	18,346	193	(39)
Total available for sale	$2,249,799	$1,986,024	$49	$(263,824)	$2,242,678	$2,048,556	$7,205	$(201,327)

Securities held to maturity:
Mortgage-backed securities	$5,089	$4,836	$—	$(253)	$6,735	$6,536	$—	$(199)
State and local governments	503,011	403,104	—	(99,907)	506,364	441,916	19	(64,467)
Total held to maturity	$508,100	$407,940	$—	$(100,160)	$513,099	$448,452	$19	$(64,666)
All of the Company’s mortgage-backed securities were issued by government-sponsored enterprises ("GSEs"), except for private mortgage-backed securities with a fair value of $0.6 million as of September 30, 2026 and December 31, 2025.
Accrued interest receivable on available for sale ("AFS") debt securities was $6.1 million and $5.2 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on held to maturity ("HTM") debt securities was $2.9 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively.

Index
The following table presents information regarding all securities with unrealized losses at September 30, 2026:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$310,721	$4,647	$—	$—	$310,721	$4,647
Government-sponsored enterprise securities	—	—	1,714	260	1,714	260
Mortgage-backed securities	710,851	19,455	948,257	239,233	1,659,108	258,688
Corporate bonds	15,540	460	727	22	16,267	482
State and local governments	4,989	230	398,114	99,677	403,103	99,907
Total unrealized loss position	$1,042,101	$24,792	$1,348,812	$339,192	$2,390,913	$363,984
The following table presents information regarding all securities with unrealized losses at December 31, 2025:

($ in thousands)	Securities in an Unrealized Loss Position for Less than 12 Months		Securities in an Unrealized Loss Position for More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$19,959	$46	$—	$—	$19,959	$46
Government-sponsored enterprise securities	—	—	1,758	210	1,758	210
Mortgage-backed securities	157,405	684	1,074,038	200,547	1,231,443	201,231
Corporate bonds	3,711	39	—	—	3,711	39
State and local governments	—	—	436,511	64,467	436,511	64,467
Total unrealized loss position	$181,075	$769	$1,512,307	$265,224	$1,693,382	$265,993
As of September 30, 2026, the Company's securities portfolio included 582 securities of which 569 securities were in an unrealized loss position. As of December 31, 2025, the Company's securities portfolio included 573 securities of which 491 securities were in an unrealized loss position.
In the above tables, all of the securities that were in an unrealized loss position at September 30, 2026 and December 31, 2025 are bonds that the Company has determined are in a loss position due primarily to interest rate factors and not credit quality concerns. In arriving at this conclusion, the Company reviewed third-party credit ratings and considered the severity of the impairment. The state and local government investments are comprised almost entirely of highly-rated municipal bonds issued by state and local governments throughout the nation. The Company has no significant concentrations of bond holdings from any one state or local government entity. Substantially all of the Company's mortgage-backed securities were issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), or Small Business Administration ("SBA"), each of which is a government agency or GSE and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.
At September 30, 2026 and December 31, 2025, the Company determined that expected credit losses associated with HTM securities were insignificant.

Index
The book values and fair values of investment securities at September 30, 2026, by contractual maturity, are summarized in the table below Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$149,676	$149,535	$991	$971
Due after one year but within five years	159,862	156,076	13,118	11,872
Due after five years but within ten years	26,004	24,589	298,613	241,946
Due after ten years	—	—	190,289	148,315
Mortgage-backed securities	1,914,257	1,655,824	5,089	4,836
Total securities	$2,249,799	$1,986,024	$508,100	$407,940
At September 30, 2026 and December 31, 2025, investment securities with carrying values of $882.2 million and $876.8 million, respectively, were pledged as collateral for public deposits. In addition, at September 30, 2026 and December 31, 2025, investment securities with carrying values of $605.9 million and $622.1 million, respectively, were pledged as collateral to the Federal Reserve Bank ("Federal Reserve") to secure any such borrowings.
At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies or GSEs, in an amount greater than 10% of shareholders' equity.
There were no sales of investment securities during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, as part of a securities loss-earnback transaction, the Company received proceeds from sales of securities of $166.4 million and recorded $27.9 million in losses from the sales.
Included in “Other assets” in the consolidated balance sheets are investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve stock totaling $42.0 million and $41.6 million at September 30, 2026 and December 31, 2025, respectively. These investments do not have readily determinable fair values. The FHLB stock had a cost of $8.9 million and $8.5 million at September 30, 2026 and December 31, 2025, respectively, and serves as part of the collateral for the Company’s line of credit with the FHLB and is also a requirement for membership in the FHLB system. The Federal Reserve stock had a cost of $33.1 million at both September 30, 2026 and December 31, 2025, and is a requirement for Federal Reserve member bank qualification. Periodically, both the FHLB and the Federal Reserve recalculate the Company’s required level of holdings, and the Company either buys more stock or redeems a portion of the stock at cost. The Company determined that neither stock was impaired at either period end.
Note 3. Loans, Allowance for Credit Losses, and Asset Quality Information
The following is a summary of the major categories of total loans outstanding:

($ in thousands)	September 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Commercial and industrial	$1,041,062	11%	$1,046,438	12%
Construction, development & other land loans	932,510	10%	753,199	9%
Commercial real estate - owner occupied	1,382,601	15%	1,353,912	15%
Commercial real estate - non owner occupied	2,963,696	33%	2,843,555	33%
Multi-family real estate	614,797	7%	537,015	6%
Residential 1-4 family real estate	1,726,802	19%	1,736,453	20%
Home equity loans/lines of credit	378,419	4%	383,652	4%
Consumer loans	66,060	1%	67,458	1%
Subtotal	9,105,947	100%	8,721,682	100%
Unamortized net deferred loan fees	(1,048)		737
Total loans	$9,104,899		$8,722,419

Index
Also included in the table above are various SBA loans, generally originated under the SBA 7A program, with additional information on these loans presented in the table below.

($ in thousands)	September 30, 2026	December 31, 2025
Guaranteed portions of SBA Loans included in table above	$52,946	$61,501
Unguaranteed portions of SBA Loans included in table above	100,493	100,509
Total SBA loans included in the table above	$153,439	$162,010

Sold portions of SBA loans with servicing retained - not included in table above	$276,580	$284,649
At September 30, 2026 and December 31, 2025, there were remaining unaccreted discounts of $2.1 million and $2.0 million, respectively, on the retained portion of SBA loans for which the guaranteed portion had been sold.
At September 30, 2026 and December 31, 2025, loans in the amount of $8.3 billion and $7.1 billion, respectively, were pledged as collateral to the Federal Reserve and the FHLB for borrowing capacity.
At September 30, 2026 and December 31, 2025, total loans included loans to directors and executive officers of the Company, and their associates, totaling approximately $59.3 million and $60.7 million, respectively. Available credit on related party loans totaled zero and $0.3 million at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, unamortized discounts on all acquired loans totaled $5.8 million and $8.8 million, respectively.
Nonperforming assets ("NPAs") are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed properties.
The following table summarizes the NPAs for each date presented.

($ in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$44,166	$36,315
Accruing loans > 90 days past due	—	—
Total nonperforming loans	44,166	36,315
Foreclosed real estate	793	1,425
Total nonperforming assets	$44,959	$37,740
At September 30, 2026 and December 31, 2025, the Company had $1.4 million and $1.0 million, respectively, in residential mortgage loans in the process of foreclosure.
At September 30, 2026 and December 31, 2025, there were commitments to lend an immaterial amount of additional funds to borrowers whose loans were nonperforming.
The following table is a summary of the Company’s nonaccrual loans by major categories as of September 30, 2026:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with An Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$10,145	$10,145
Construction, development & other land loans	—	300	300
Commercial real estate - owner occupied	7,336	4,216	11,552
Commercial real estate - non owner occupied	4,204	4,217	8,421
Residential 1-4 family real estate	—	10,233	10,233
Home equity loans/lines of credit	—	3,276	3,276
Consumer loans	—	239	239
Total	$11,540	$32,626	$44,166

Index
The following table is a summary of the Company’s nonaccrual loans by major categories as of December 31, 2025:

($ in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with An Allowance	Total Nonaccrual Loans
Commercial and industrial	$—	$9,130	$9,130
Construction, development & other land loans	—	202	202
Commercial real estate - owner occupied	1,825	11,639	13,464
Commercial real estate - non owner occupied	4,269	709	4,978
Residential 1-4 family real estate	—	5,908	5,908
Home equity loans/lines of credit	—	2,407	2,407
Consumer loans	—	226	226
Total	$6,094	$30,221	$36,315
There was no interest income recognized during the periods presented on nonaccrual loans. In the period that the Company places a loan on nonaccrual status, contractual interest income is reversed in the consolidated income statement.
The following table presents an analysis of the payment status of the Company’s loans as of September 30, 2026:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$1,029,005	$1,644	$268	$10,145	$1,041,062
Construction, development & other land loans	928,217	3,993	—	300	932,510
Commercial real estate - owner occupied	1,367,745	3,176	128	11,552	1,382,601
Commercial real estate - non owner occupied	2,955,217	25	33	8,421	2,963,696
Multi-family real estate	614,797	—	—	—	614,797
Residential 1-4 family real estate	1,706,597	8,011	1,961	10,233	1,726,802
Home equity loans/lines of credit	374,083	569	491	3,276	378,419
Consumer loans	65,357	281	183	239	66,060
Total	$9,041,018	$17,699	$3,064	$44,166	9,105,947
Unamortized net deferred loan costs (fees)					(1,048)
Total loans					$9,104,899
The following table presents an analysis of the payment status of the Company’s loans as of December 31, 2025:

($ in thousands)	Accruing Current	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Nonaccrual Loans	Total Loans Receivable
Commercial and industrial	$1,034,943	$1,824	$541	$9,130	$1,046,438
Construction, development & other land loans	752,388	602	7	202	753,199
Commercial real estate - owner occupied	1,338,042	2,130	276	13,464	1,353,912
Commercial real estate - non owner occupied	2,838,054	—	523	4,978	2,843,555
Multi-family real estate	537,015	—	—	—	537,015
Residential 1-4 family real estate	1,720,305	6,685	3,555	5,908	1,736,453
Home equity loans/lines of credit	379,437	1,570	238	2,407	383,652
Consumer loans	66,692	290	250	226	67,458
Total	$8,666,876	$13,101	$5,390	$36,315	8,721,682
Unamortized net deferred loan costs (fees)					737
Total loans					$8,722,419
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.

Index
The following table presents an analysis of collateral dependent loans of the Company as of September 30, 2026:

($ in thousands)	Business Assets	Commercial Property	Total Collateral-Dependent Loans
Commercial and industrial	$—	$1,299	$1,299
Commercial real estate - owner occupied	—	7,866	7,866
Commercial real estate - non owner occupied	—	8,195	8,195
Residential 1-4 family real estate	598	—	598
Total	$598	$17,360	$17,958
The following table presents an analysis of collateral dependent loans of the Company as of December 31, 2025:

($ in thousands)	Commercial Property	Total Collateral-Dependent Loans
Commercial real estate - owner occupied	$5,390	$5,390
Commercial real estate - non owner occupied	4,269	4,269
Total	$9,659	$9,659
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
The following tables present the activity in the allowance for credit losses ("ACL") on loans for each of the periods indicated.

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2026
Commercial and industrial	$19,200	$(2,005)	$388	$2,611	$20,194
Construction, development & other land loans	15,151	—	183	906	16,240
Commercial real estate - owner occupied	18,314	(399)	4	11	17,930
Commercial real estate - non owner occupied	25,730	—	8	1,630	27,368
Multi-family real estate	6,432	—	—	(437)	5,995
Residential 1-4 family real estate	31,979	(2)	13	(2,755)	29,235
Home equity loans/lines of credit	3,344	—	—	(257)	3,087
Consumer loans	4,744	(313)	46	(285)	4,192
Total	$124,894	$(2,719)	$642	$1,424	$124,241

As of and for the nine months ended September 30, 2026
Commercial and industrial	$20,044	$(4,507)	$1,199	$3,458	$20,194
Construction, development & other land loans	11,465	—	244	4,531	16,240
Commercial real estate - owner occupied	20,298	(646)	249	(1,971)	17,930
Commercial real estate - non owner occupied	25,017	—	24	2,327	27,368
Multi-family real estate	5,205	—	—	790	5,995
Residential 1-4 family real estate	34,068	(259)	93	(4,667)	29,235
Home equity loans/lines of credit	3,519	—	11	(443)	3,087
Consumer loans	3,965	(1,000)	130	1,097	4,192
Total	$123,581	$(6,412)	$1,950	$5,122	$124,241

Index

($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provisions / (Reversals)	Ending balance
As of and for the three months ended September 30, 2025
Commercial and industrial	$18,506	$(2,357)	$580	$1,823	$18,552
Construction, development & other land loans	8,660	—	31	973	9,664
Commercial real estate - owner occupied	20,746	(890)	12	1,240	21,108
Commercial real estate - non owner occupied	24,425	—	9	257	24,691
Multi-family real estate	4,745	—	—	655	5,400
Residential 1-4 family real estate	35,783	(3)	27	(1,813)	33,994
Home equity loans/lines of credit	3,445	—	2	(107)	3,340
Consumer loans	4,235	(400)	30	334	4,199
Total	$120,545	$(3,650)	$691	$3,362	$120,948

As of and for the nine months ended September 30, 2025
Commercial and industrial	$19,474	$(5,989)	$1,544	$3,523	$18,552
Construction, development & other land loans	9,314	—	136	214	9,664
Commercial real estate - owner occupied	19,380	(1,340)	123	2,945	21,108
Commercial real estate - non owner occupied	27,768	(938)	29	(2,168)	24,691
Multi-family real estate	5,476	—	—	(76)	5,400
Residential 1-4 family real estate	33,552	(127)	80	489	33,994
Home equity loans/lines of credit	4,111	(68)	23	(726)	3,340
Consumer loans	3,497	(1,062)	135	1,629	4,199
Total	$122,572	$(9,524)	$2,070	$5,830	$120,948
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

Index
The tables below present the Company’s recorded investment in loans by credit quality indicators by year of origination or renewal as of the periods indicated. Acquired loans are presented in the year originated, not in the year of acquisition.

	Term Loans by Year of Origination
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
As of September 30, 2026
Commercial and industrial
Pass	$174,426	$165,803	$45,344	$30,311	$70,885	$140,473	$399,612	$1,026,854
Special Mention	405	59	142	64	290	420	159	1,539
Classified	—	1,778	1,387	1,150	3,111	3,401	1,842	12,669
Total commercial and industrial	174,831	167,640	46,873	31,525	74,286	144,294	401,613	1,041,062
Gross charge-offs, YTD	255	268	379	33	236	581	2,755	4,507
Construction, development & other land loans
Pass	430,188	275,735	51,736	50,566	13,605	22,223	86,276	930,329
Special Mention	249	838	—	545	25	—	—	1,657
Classified	—	162	43	253	59	7	—	524
Total construction, development & other land loans	430,437	276,735	51,779	51,364	13,689	22,230	86,276	932,510
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	244,597	258,477	143,092	163,569	183,406	313,671	35,164	1,341,976
Special Mention	1,667	2,067	3,311	1,153	6,226	8,313	1,634	24,371
Classified	574	1,506	751	1,255	845	11,323	—	16,254
Total commercial real estate - owner occupied	246,838	262,050	147,154	165,977	190,477	333,307	36,798	1,382,601
Gross charge-offs, YTD	222	—	98	—	—	326	—	646
Commercial real estate - non owner occupied
Pass	721,011	611,707	271,874	284,349	524,656	513,431	25,597	2,952,625
Special Mention	582	202	1,108	33	339	315	—	2,579
Classified	—	4,205	44	—	—	4,243	—	8,492
Total commercial real estate - non owner occupied	721,593	616,114	273,026	284,382	524,995	517,989	25,597	2,963,696
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Multi-family real estate
Pass	77,745	108,509	81,978	81,080	99,344	155,820	7,705	612,181
Special Mention	2,491	—	—	—	—	—	—	2,491
Classified	—	—	—	125	—	—	—	125
Total multi-family real estate	80,236	108,509	81,978	81,205	99,344	155,820	7,705	614,797
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	164,717	175,159	155,337	293,598	362,853	556,614	52	1,708,330
Special Mention	249	228	16	—	158	192	—	843
Classified	—	2,050	177	1,178	3,078	11,146	—	17,629
Total residential 1-4 family real estate	164,966	177,437	155,530	294,776	366,089	567,952	52	1,726,802
Gross charge-offs, YTD	—	—	—	—	8	251	—	259
Home equity loans/lines of credit
Pass	1,358	2,936	1,158	632	447	409	363,015	369,955
Special Mention	—	—	—	—	—	—	—	—
Classified	30	124	9	255	—	165	7,881	8,464
Total home equity loans/lines of credit	1,388	3,060	1,167	887	447	574	370,896	378,419
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Consumer loans
Pass	13,434	9,903	5,138	2,514	1,702	881	32,135	65,707
Special Mention	—	—	—	—	—	—	—	—
Classified	—	29	35	35	24	—	230	353
Total consumer loans	13,434	9,932	5,173	2,549	1,726	881	32,365	66,060
Gross charge-offs, YTD	11	86	87	46	—	—	770	1,000

Total loans	$1,833,723	$1,621,477	$762,680	$912,665	$1,271,053	$1,743,047	$961,302	9,105,947
Unamortized net deferred loan costs/(fees)								(1,048)
Total loans, net of deferred loan costs/(fees)								$9,104,899

Total gross charge-offs, year to date	$488	$354	$564	$79	$244	$1,158	$3,525	$6,412

Index

	Term Loans by Year of Origination
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
As of December 31, 2025
Commercial and industrial
Pass	$213,147	$79,715	$43,504	$91,590	$57,804	$108,133	$439,840	$1,033,733
Special Mention	85	260	164	109	82	262	1,416	2,378
Classified	515	157	949	3,177	416	3,692	1,421	10,327
Total commercial and industrial	213,747	80,132	44,617	94,876	58,302	112,087	442,677	1,046,438
Gross charge-offs, YTD	35	646	780	903	174	802	4,401	7,741
Construction, development & other land loans
Pass	469,670	115,650	76,839	18,463	18,724	8,840	39,702	747,888
Special Mention	4,172	—	573	48	—	—	—	4,793
Classified	57	49	72	68	2	270	—	518
Total construction, development & other land loans	473,899	115,699	77,484	18,579	18,726	9,110	39,702	753,199
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied
Pass	298,490	187,305	185,070	215,615	220,148	184,358	25,429	1,316,415
Special Mention	2,428	2,856	1,802	3,018	406	6,541	1,757	18,808
Classified	112	1,393	568	2,313	474	13,786	43	18,689
Total commercial real estate - owner occupied	301,030	191,554	187,440	220,946	221,028	204,685	27,229	1,353,912
Gross charge-offs, YTD	—	420	—	17	—	903	—	1,340
Commercial real estate - non owner occupied
Pass	724,974	374,312	376,910	594,522	529,233	205,946	29,622	2,835,519
Special Mention	136	1,131	—	—	1	382	—	1,650
Classified	78	662	—	546	—	5,100	—	6,386
Total commercial real estate - non owner occupied	725,188	376,105	376,910	595,068	529,234	211,428	29,622	2,843,555
Gross charge-offs, YTD	—	905	—	33	—	—	—	938
Multi-family real estate
Pass	100,953	65,838	63,983	109,323	148,234	33,429	15,124	536,884
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	131	—	—	—	—	131
Total multi-family real estate	100,953	65,838	64,114	109,323	148,234	33,429	15,124	537,015
Gross charge-offs, YTD	—	—	—	—	—	—	—	—
Residential 1-4 family real estate
Pass	166,356	230,701	301,965	373,118	264,824	381,796	61	1,718,821
Special Mention	390	424	—	—	267	630	—	1,711
Classified	151	2,561	420	2,273	1,894	8,622	—	15,921
Total residential 1-4 family real estate	166,897	233,686	302,385	375,391	266,985	391,048	61	1,736,453
Gross charge-offs, YTD	—	—	—	—	—	127	—	127
Home equity loans/lines of credit
Pass	3,785	1,255	1,894	659	203	420	369,296	377,512
Special Mention	—	—	—	—	—	—	—	—
Classified	158	34	254	—	88	3	5,603	6,140
Total home equity loans/lines of credit	3,943	1,289	2,148	659	291	423	374,899	383,652
Gross charge-offs, YTD	—	—	—	68	—	—	1	69
Consumer loans
Pass	15,044	8,619	4,952	3,390	1,063	580	33,403	67,051
Special Mention	—	—	—	—	—	—	—	—
Classified	49	74	36	24	4	—	220	407
Total consumer loans	15,093	8,693	4,988	3,414	1,067	580	33,623	67,458
Gross charge-offs, YTD	25	149	115	12	1	37	1,075	1,414

Total	$2,000,750	$1,072,996	$1,060,086	$1,418,256	$1,243,867	$962,790	$962,937	8,721,682
Unamortized net deferred loan fees								737
Total loans, net of deferred loan costs/(fees)								$8,722,419

Total gross charge-offs, year to date	$60	$2,120	$895	$1,033	$175	$1,869	$5,477	$11,629

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
The following table presents the amortized cost basis at September 30, 2026 of the loans modified during the three and nine month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

($ in thousands)	Payment Delay	Term Extension	Combination - Payment Delay and Term Extension	Total	Percent of Total Class of Loans
As of and for the three months ended September 30, 2026
Commercial and industrial	$—	$—	$287	$287	0.03%
Construction, development & other land loans	—	181	—	181	0.02%
Commercial real estate - owner occupied	$797	$202	574	$1,573	0.11%
Commercial real estate - non owner occupied	4,204	—	—	4,204	0.14%
Residential 1-4 family real estate	—	131	—	131	0.01%
Home equity loans/lines of credit	—	297	—	297	0.08%
Consumer loans	—	—	—	—	—%
Total	$5,001	$811	$861	$6,673	0.07%

As of and for the nine months ended September 30, 2026
Commercial and industrial	$—	$—	$287	$287	0.03%
Construction, development & other land loans	—	187	—	187	0.02%
Commercial real estate - owner occupied	2,218	241	574	3,033	0.22%
Commercial real estate - non owner occupied	4,204	44	—	4,248	0.14%
Residential 1-4 family real estate	—	297	—	297	0.02%
Home equity loans/lines of credit	—	696	—	696	0.18%
Total	$6,422	$1,484	$861	$8,767	0.10%

Index
The following table presents the amortized cost basis at September 30, 2025 of the loans modified during the three and nine month periods then ended for borrowers experiencing financial difficulty, by loan category and type of concession granted.

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
For the three and nine months ended September 30, 2026 and September 30, 2025, there were no modifications for borrowers experiencing financial difficulty with principal forgiveness concessions.
The following table describes the financial effect for the three and nine months ended September 30, 2026 of the modifications made for borrowers experiencing financial difficulty:

	Financial Effect of Modification to Borrowers Experiencing Financial Difficulty
	Weighted Average Payment Delay (in months)	Weighted Average Term Extension (in months)
For the three months ended September 30, 2026
Commercial and industrial	10	8
Construction, development & other land loans	0	12
Commercial real estate - owner occupied	10	10
Commercial real estate - non owner occupied	10	0
Residential 1-4 family real estate	0	12
Home equity loans/lines of credit	0	53

For the nine months ended September 30, 2026
Commercial and industrial	10	8
Construction, development & other land loans	0	14
Commercial real estate - owner occupied	8	10
Commercial real estate - non owner occupied	10	12
Residential 1-4 family real estate	0	90
Home equity loans/lines of credit	0	75
Consumer loans	0	39

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
The Company closely monitors the performance of the modified loans that are to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that were modified in the last twelve months as of September 30, 2026:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$459	$—	$—	$383
Construction, development & other land loans	187	—	—	—
Commercial real estate - owner occupied	3,032	—	—	—
Commercial real estate - non owner occupied	4,248	—	—	—
Residential 1-4 family real estate	303	—	—	36
Home equity loans/lines of credit	820	—	—	—
Consumer loans	19	—	—	—
Total	$9,068	$—	$—	$419
The following table depicts the performance of loans that were modified in the last twelve months as of December 31, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$594	$38	$—	$563
Commercial real estate - owner occupied	500	334	—	—
Commercial real estate - non owner occupied	4,316	—	—	—
Residential 1-4 family real estate	144	—	—	—
Home equity loans/lines of credit	674	130	—	—
Total	$6,228	$502	$—	$563
During the three and nine months ended September 30, 2026 and September 30, 2025, an immaterial amount of loans to borrowers experiencing financial difficulty that were modified in the twelve months prior were considered to have had a payment default.
At September 30, 2026 and December 31, 2025, there were no commitments to lend additional funds to a borrower experiencing financial difficulty for whom a modification had been made.

Index
Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.
Concentration of Credit Risk
The Company’s loan portfolio is not concentrated in loans to any single borrower or to a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Approximately 88% of the Company's loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations. There have been no material changes to the Company's primary loan markets (as identified by counties) from year end.
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
The following table presents the balance and activity in the allowance for unfunded loan commitments for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$11,558	$9,926	$11,004	$9,066
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
(Reversal of) provision for unfunded commitments	(124)	80	430	940
Ending balance	$11,434	$10,006	$11,434	$10,006
Note 4. Goodwill, Other Intangible Assets and Servicing Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets and the carrying amount of unamortized intangible assets as of the periods presented.

	September 30, 2026			December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Customer lists	$1,600	$1,600	$—	$1,600	$1,600	$—
Core deposit intangibles	57,890	44,257	13,633	57,890	40,658	17,232
Other intangibles	100	100	—	100	100	—
Total amortizable intangible assets	$59,590	$45,957	$13,633	$59,590	$42,358	$17,232
Unamortizable intangible assets:
Goodwill	$478,750			$478,750
Customer lists are generally amortized over five years and core deposit intangibles are generally amortized over 10 years, both at an accelerated rate.

Index
Amortization expense of all amortizable intangible assets totaled $1.2 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, and $3.6 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Goodwill is evaluated for impairment on at least an annual basis, with the annual evaluation occurring as of October 31 of each year. Goodwill is also evaluated for impairment any time there is a triggering event indicating that impairment may have occurred. No triggering events were identified during 2026 to date and, therefore, the Company did not perform interim impairment evaluations. The Company's most recent evaluation of goodwill, which occurred in the fourth quarter of 2025, indicated that there was no goodwill impairment. There was no change to carrying amounts of goodwill during the three months ended September 30, 2026.
Other than the expected amortization expense recognized during the three and nine months ended September 30, 2026, there have been no material changes to the estimated amortization expense related to amortizable intangible assets as discussed in Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The Company recorded SBA guaranteed servicing fee income of $0.5 million and $0.7 million during the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.
There was no impairment of SBA servicing assets at September 30, 2026 and December 31, 2025 and no significant methodology changes have been made since year end.
The following table presents the changes in the SBA servicing assets (included in "Other assets" in the Company's consolidated balance sheet) for each period indicated:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance, net	$1,749	$2,029	$1,748	$2,605
Add: New servicing assets	212	228	612	284
Less: Amortization expense and impairment charges	209	265	608	897
Ending balance, net	$1,752	$1,992	$1,752	$1,992

Index
Note 5. Borrowings
The following tables present information regarding the Company’s outstanding borrowings at September 30, 2026:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$715	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.75% at 9/30/26 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.85% at 9/30/26 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.41% at 9/30/26 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.01% at 9/30/26 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.31% at 9/30/26 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	6.15% at 9/30/26 adjustable rate 3 month CME Term SOFR + 2.11%
Total borrowings / weighted average rate as of September 30, 2026			78,039	6.02%
Unamortized discount on acquired borrowings			(3,246)
Total borrowings			$74,793
The following tables present information regarding the Company’s outstanding borrowings at December 31, 2025:

($ in thousands)
Description	Due date	Call Feature	Balance	Interest Rate
FHLB Principal Reducing Credit	6/26/2028 to 12/20/2028	None	$753	0.00% to 1.00% fixed
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.75% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.91%
Trust Preferred Securities	1/23/2034	Quarterly by Company	10,310	6.85%at 12/31/25 adjustable rate 3 month CME Term SOFR + 3.01%
Trust Preferred Securities	9/20/2034	Quarterly by Company	12,372	6.10% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.41%
Trust Preferred Securities	1/7/2035	Quarterly by Company	10,310	6.17% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.00%
Trust Preferred Securities	6/15/2036	Quarterly by Company	25,774	5.37% at 12/31/25 adjustable rate 3 month CME Term SOFR + 1.65%
Trust Preferred Securities	6/23/2036	Quarterly by Company	8,248	5.80% at 12/31/25 adjustable rate 3 month CME Term SOFR + 2.11%
Total borrowings / weighted average rate as of December 31, 2025			78,077	5.97%
Unamortized discount on acquired borrowings			(3,508)
Total borrowings			$74,569

Index
Note 6. Leases
The Company enters into leases in the normal course of business. As of September 30, 2026, the Company leased 15 bank branch offices for which the land and buildings are leased and ten branch offices for which the land is leased but the buildings are owned. The Company also leases office space for several operational departments. All of the Company’s leases are operating leases and the lease agreements have maturity dates ranging from September 2027 through May 2076, some of which include options for multiple five-year and ten-year extensions. The Company includes lease extension options in the lease term if, after considering relevant economic, market, and strategic factors, it is reasonably certain the Company will exercise the option. The weighted average remaining life of the lease term for these leases was 20.4 years as of September 30, 2026 and 20.8 years as of December 31, 2025. Certain of the Company's lease agreements include variable lease payments based on changes in inflation, with the impact of that factor being insignificant to the Company's total lease expense. As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's consolidated balance sheets. The short-term lease cost for each period presented was insignificant.
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
The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known. The weighted average discount rates for leases were 3.46% and 3.41% as of September 30, 2026 and December 31, 2025, respectively.
The right-of-use assets, included in "Other assets" on the Company's consolidated balance sheets, and lease liabilities, included in "Other liabilities" on the Company's consolidated balance sheets, were $12.9 million and $14.0 million as of September 30, 2026, respectively, and were $13.4 million and $14.2 million as of December 31, 2025, respectively.
Total operating lease expenses, included in "Other operating expenses" in the Company's consolidated statements of income, were $0.7 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Future undiscounted lease payments for operating leases with initial terms greater than one year as of September 30, 2026 are as follows:

($ in thousands)
October 1, 2026 to December 31, 2026	$366
2027	1,456
2028	1,369
2029	1,316
2030	1,019
Thereafter	15,051
Total undiscounted lease payments	20,577
Less effect of discounting	(6,622)
Present value of estimated lease payments (lease liability)	$13,955
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
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at September 30, 2026:

($ in thousands) Description of Financial Instruments	Fair Value at September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$310,721	$—	$310,721	$—
Government-sponsored enterprise securities	1,714	—	1,714	—
Mortgage-backed securities	1,655,824	—	1,655,197	627
Corporate bonds	17,765	—	16,765	1,000
Total available for sale securities	$1,986,024	$—	$1,984,397	$1,627

Derivative financial assets	$7,629	$—	$7,629	$—

Presold mortgages in process of settlement	$2,677	$—	$2,677	$—

Derivative financial liabilities	$7,640	$—	$7,640	$—

Nonrecurring
Individually evaluated loans	$9,051	$—	$—	$9,051
Foreclosed real estate	138	—	—	138

Index
The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring and nonrecurring basis at December 31, 2025:

($ in thousands) Description of Financial Instruments	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring
Securities available for sale:
U.S. Treasury	$168,095	$—	$168,095	$—
Government-sponsored enterprise securities	1,758	—	1,758	—
Mortgage-backed securities	1,860,357	—	1,859,690	667
Corporate bonds	18,346	—	17,346	1,000
Total available for sale securities	$2,048,556	$—	$2,046,889	$1,667

Derivative financial assets	$3,418	$—	$3,418	$—

Presold mortgages in process of settlement	$7,790	$—	$7,790	$—

Derivative financial liabilities	$3,445	$—	$3,445	$—

Nonrecurring
Individually evaluated loans	$9,659	$—	$—	$9,659
Foreclosed real estate	168	—	—	168
The following is a description of the valuation methodologies used for financial instruments measured at fair value.
Securities Available for Sale – When quoted market prices are available in an active market, the securities are classified as Level 1 in the valuation hierarchy. If quoted market prices are not available, but fair values can be estimated by observing quoted prices of securities with similar characteristics, the securities are classified as Level 2 on the valuation hierarchy. Most of the fair values for the Company’s Level 2 securities are determined by the Company's third-party bond accounting provider using matrix pricing. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. For the Company, Level 2 securities include U.S Treasury bonds, mortgage-backed securities, commercial mortgage-backed obligations, government-sponsored enterprise securities, and corporate bonds. In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
The Company reviews the pricing methodologies utilized by the bond accounting provider to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy.
Presold Mortgages in Process of Settlement – The fair value is based on the committed price that an investor has agreed to pay for the loan which is considered a Level 2 input.
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

Index
Individually evaluated loans – Fair values for individually evaluated loans are measured on a non-recurring basis and are based on the underlying collateral values securing the loans, adjusted for estimated selling costs, or the net present value of the cash flows expected to be received for such loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is generally determined by third-party appraisers using an income or market valuation approach based on an appraisal conducted by an independent, licensed third party appraiser (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Appraisals used in this analysis are generally obtained at least annually based on when the loans first became impaired, and thus the appraisals are not necessarily as of the period ends presented. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of income.
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
There were no significant changes in the reported amount of Level 3 assets and liabilities measured at fair value on either a recurring or a non-recurring basis as of September 30, 2026.
The carrying amounts and estimated fair values of financial instruments not carried at fair value at September 30, 2026 and December 31, 2025 were as follows:

		September 30, 2026		December 31, 2025
($ in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and due from banks, noninterest-bearing	Level 1	$131,879	$131,879	$146,759	$146,759
Due from banks, interest-bearing	Level 1	319,832	319,832	162,836	162,836
Securities held to maturity	Level 2	508,100	407,940	513,099	448,452
Total loans, net of allowance	Level 3	8,980,658	8,662,475	8,598,838	8,259,890
SBA servicing asset	Level 3	1,775	3,256	1,748	2,963

Demand deposits, money market and savings	Level 1	10,340,780	10,340,780	9,944,779	9,944,779
Time deposits	Level 2	785,524	782,393	803,642	801,150
Borrowings	Level 2	74,793	69,008	74,569	69,421
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
Note 8. Stock-Based Compensation
The Company recorded total stock-based compensation expense of $0.9 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in "Total personnel expense" on the accompanying consolidated statements of income.
The Company recorded no director stock expense for the three months ended September 30, 2026 and 2025, and $0.6 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in "Other operating expenses" on the accompanying consolidated statements of income.
The Company recognized income tax benefits related to stock-based compensation expense in its income statement of $213,000 and $163,000 for the three months ended September 30, 2026 and 2025, respectively, and $552,000 and $647,000 for the nine months ended September 30, 2026 and 2025, respectively.
At September 30, 2026, the sole equity-based compensation plan of the Company was the First Bancorp 2024 Equity Plan (the "Equity Plan"), which was approved by shareholders on May 31, 2024. As of September 30, 2026, the Equity Plan had 1,738,078 shares remaining available for future awards.
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
The following table presents information regarding the activity for the first nine months of 2026 related to the Company’s outstanding restricted stock awards:

	Long-Term Restricted Stock Awards
	Number of Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	206,624	$38.08
Granted during the period	79,084	61.40
Vested during the period	(81,739)	33.91
Forfeited or expired during the period	(2,622)	40.06
Nonvested at September 30, 2026	201,347	$48.81

Index
Total unrecognized compensation expense as of September 30, 2026 amounted to $6.0 million with a weighted average remaining term of 2.3 years. For the nonvested awards that were outstanding at September 30, 2026, the Company expects to record $3.0 million in compensation expense in the next twelve months, $0.8 million of which is expected to be recorded in the remaining quarter of 2026.
Note 9. Earnings Per Share
The following is a reconciliation of the numerators and denominators used in computing Basic and Diluted Earnings Per Common Share ("EPS"):

	For the Three Months Ended September 30,
	2026			2025
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$51,276			$20,363
Less: income allocated to restricted stock	(234)			(112)
Basic EPS per common share	$51,042	41,196,822	$1.24	$20,251	41,237,874	$0.49

Diluted EPS:
Net income	$51,276	41,196,822		$20,363	41,237,874
Effect of dilutive securities	—	196,970		—	243,668
Diluted EPS per common share	$51,276	41,393,792	$1.24	$20,363	41,481,542	$0.49

	For the Nine Months Ended September 30,
	2026			2025
($ in thousands except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income	$148,454			$95,335
Less: income allocated to participating securities	(676)			(541)
Basic EPS per common share	$147,778	41,210,549	$3.59	$94,794	41,179,363	$2.30

Diluted EPS:
Net income	$148,454	41,210,549		$95,335	41,179,363
Effect of dilutive securities	—	198,781		—	264,273
Diluted EPS per common share	$148,454	41,409,330	$3.59	$95,335	41,443,636	$2.30
Note 10. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI") for the Company for the periods shown were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Unrealized loss on securities available for sale	$(263,775)	$(194,122)
Tax effect	60,885	44,826
Net unrealized loss on securities available for sale	(202,890)	(149,296)

Postretirement plans liability	(32)	(102)
Tax effect	12	23
Net postretirement plans liability	(20)	(79)

Total accumulated other comprehensive loss	$(202,910)	$(149,375)

Index
The following tables disclose the changes in AOCI for the three and nine months ended September 30, 2026 and 2025 (all amounts are net of tax):

	For the Three Months Ended September 30, 2026
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(157,253)	$(40)	$(157,293)
Other comprehensive loss before reclassifications	(45,637)	—	(45,637)
Amounts reclassified from accumulated other comprehensive income	—	20	20
Net current period other comprehensive (loss) income	(45,637)	20	(45,617)

Ending balance	$(202,890)	$(20)	$(202,910)

	For the Three Months Ended September 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(229,603)	$85	$(229,518)
Other comprehensive income before reclassifications	14,734	—	14,734
Amounts reclassified from accumulated other comprehensive income	21,389	—	21,389
Net current period other comprehensive income	36,123	—	36,123

Ending balance	$(193,480)	$85	$(193,395)

	For the Nine Months Ended September 30, 2026
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(149,296)	$(79)	$(149,375)
Other comprehensive loss before reclassifications	(53,594)	—	(53,594)
Amounts reclassified from accumulated other comprehensive income	—	59	59
Net current period other comprehensive (loss) income	(53,594)	59	(53,535)

Ending balance	$(202,890)	$(20)	$(202,910)

	For the Nine Months Ended September 30, 2025
($ in thousands)	Unrealized Loss on Securities Available for Sale	Postretirement Plans Asset (Liability)	Total
Beginning balance	$(282,114)	$85	$(282,029)
Other comprehensive income before reclassifications	67,245	—	67,245
Amounts reclassified from accumulated other comprehensive income	21,389	—	21,389
Net current period other comprehensive income	88,634	—	88,634

Ending balance	$(193,480)	$85	$(193,395)
Amounts reclassified from AOCI for unrealized gain (loss) on AFS securities represent realized securities gains or losses, net of tax effects. Amounts reclassified from AOCI for postretirement plans asset (liability) represent amortization of amounts included in AOCI, net of taxes, and are recorded in the "Other operating expenses" line item of the consolidated statements of income.

Index
Note 11. Revenue from Contracts with Customers
All of the Company’s revenues that are in the scope of the “Revenue from Contracts with Customers” accounting standard (“ASC 606”) are recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest Income in-scope of ASC 606:
Service charges on deposit accounts	$4,574	$4,225	$12,733	$11,968
Other service charges and fees:
Bankcard interchange income, net	2,190	2,308	6,767	7,223
Other service charges and fees	1,801	1,764	5,910	5,762
Commissions from sales of financial products	1,611	1,678	4,810	4,474
Portion of other income in-scope of ASC 606	—	—	—	—
Noninterest income (in-scope of ASC 606)	10,176	9,975	30,220	29,427
Noninterest income (out-of-scope of ASC 606)	4,941	(22,927)	16,109	(15,131)
Total noninterest income	$15,117	$(12,952)	$46,329	$14,296
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
Depreciation expense amounted to $1.6 million for the three months ended September 30, 2026 and 2025, and $4.9 million and $5.1 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense is recorded in Occupancy and equipment expense on the Consolidated Statements of Income.

Index
Item 2 - Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition
Highlights of the results for the third quarter and year to date period of 2026 are presented below. Refer also to additional discussion in the "Results of Operations" and "Financial Condition" sections following.
Acquisitions
On July 14, 2026, the Company announced an agreement to acquire First Carolina Bancshares Corporation
("First Carolina"), the parent company of Carolina Bank & Trust Company ("Carolina Bank"), headquartered in Florence, South Carolina, for approximately $166.0 million calculated on First Bancorp's stock price of $64.22 as of July 13, 2026, comprised of approximately 75% stock and 25% cash. The acquisition, which is subject to customary closing conditions, including regulatory approvals and approval by First Carolina's shareholders, is expected to close by the first quarter of 2027. The consideration payable to First Carolina shareholders consists of 1,967,017 shares of First Bancorp common stock and $40.0 million in cash.
Carolina Bank currently operates 14 banking locations in South Carolina. First Carolina reported assets of $820 million, gross loans of $589 million and deposits of $702 million as of September 30, 2026. The acquisition would increase the Company's market share in the Pee Dee Region of South Carolina.
Overview and Highlights for the Three Months Ended September 30, 2026
We earned net income of $51.3 million, or $1.24 diluted EPS, during the third quarter of 2026 compared to net income of $20.4 million, or $0.49 diluted EPS, for the third quarter of 2025 (the "like quarter"). Our increased earnings was driven by a $12.3 million increase in net interest income over the like quarter, resulting primarily from a combination of higher yield on interest earning assets and a lower cost of funds, both of which were driven by the overall interest rate environment throughout the past year. Adjusting for the impact of the $27.9 million loss related to a securities loss-earnback transaction in the like quarter, our adjusted net income, which is a non-GAAP financial measure, was $41.8 million, or $1.01 per diluted share, for the third quarter of 2025.
•Net interest income for the third quarter of 2026 was $114.8 million, a 12.0% increase from the $102.5 million recorded in the like quarter. There was a shift in the mix of interest-earning assets between periods, with average loans growing $751.5 million, while average taxable securities contracted $173.5 million and short-term investments contracted $190.1 million.
•Net interest margin ("NIM") increased 29 basis points to 3.75% in the third quarter of 2026 from 3.46% in the like quarter as a result of the higher average balance of loans, improved yields on securities and lower cost of funds, notably money market deposits.
•We remained well-capitalized by all regulatory standards. Risk-based capital ratios expanded during the quarter with a total common equity Tier 1 ratio of 14.26%, Tier 1 risk-based capital ratio of 14.97% and total risk-based capital ratio of 16.22% at September 30, 2026, all down from September 30, 2025.
•The provision for credit losses for the third quarter of 2026 was $1.3 million, compared to $2.1 million of net charge-offs.
•Noninterest income for the quarter ended September 30, 2026 totaled $15.1 million, reflecting an increase from the negative $13.0 million for the like quarter, primarily from the $27.9 million loss on the securities loss-earnback transaction in the like quarter.
•Noninterest expense of $64.0 million increased $3.8 million, or 6.3%, from the like quarter. The increase is attributable to a $2.6 million increase in Total personnel expense, a $0.9 million increase in Other operating expenses and the $0.5 million of Merger and acquisition expenses related to the Carolina Bank acquisition recognized in the third quarter of 2026.

Index
Overview and Highlights for the Nine Months Ended September 30, 2026
We earned net income of $148.5 million, or $3.59 diluted EPS, during the nine months ended September 30, 2026 compared to net income of $95.3 million, or $2.30 diluted EPS, for the nine months ended September 30, 2025 (the "like period"). Net interest income increased $41.1 million during the nine months ended September 30, 2026 as compared to the like period, driving our increased earnings. This was primarily the result of higher yields on interest earning assets and a lower cost of funds, both of which were driven by this past year's overall interest rate environment.
Adjusting for the impact of the $27.9 million loss related to the loss-earnback transaction, our adjusted net income was $116.8 million, or $2.82 per diluted share, for the nine months ended September 30, 2025.
•Net interest income for the nine months ended September 30, 2026 was $333.2 million, a 14.1% increase from the $292.0 million recorded for the like period. The increase in net interest income was driven by higher yields on interest earning assets and lower cost of funds.
•NIM increased 37 basis points to 3.71% for the nine months ended September 30, 2026 from 3.34% for the like period as a result of the higher average balances on loans, yields on loans and securities and lower cost of funds, particularly money market deposits.
•For the nine months ended September 30, 2026, the Company recorded $5.6 million in provision for credit losses as compared to $6.8 million for the like period.
•Noninterest income for the nine months ended September 30, 2026 totaled $46.3 million, an increase of $32.0 million, from the like period primarily related to the $27.9 million loss from the securities loss-earnback transaction in the like period.
•Noninterest expense increased $10.0 million to $187.0 million for the nine months ended September 30, 2026 as compared to the like period, primarily driven by a $7.7 million increase in Total personnel expense and a $2.6 million increase in Other operating expenses.
Adjusted net income and adjusted diluted EPS are non-GAAP financial measures that exclude the effect of the $0.5 million Merger and acquisition expenses in the three and nine months ended September 30, 2026 and the $27.9 million Securities loss resulting from the securities loss-earnback transaction for the three and nine months ended September 30, 2025, from the GAAP basis net income and diluted EPS for those periods. Management believes these non-GAAP financial measures provide additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

Index
The following table reconciles net income and diluted EPS to adjusted net income and adjusted diluted EPS for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$51,276	$20,363	$148,454	$95,335
Impact of loss-earnback
Securities loss from loss-earnback	—	27,905	—	27,905
Less, tax impact	—	(6,472)	—	(6,472)
After-tax impact of securities loss-earnback	—	21,433	—	21,433
Impact of Merger and acquisition expenses
Merger and acquisition expenses	450	—	450	—
Less, tax impact	(104)	—	(104)	—
After-tax impact of merger and acquisition expenses	346	—	346	—
Adjusted net income	$51,622	$41,796	$148,800	$116,768

Weighted average shares outstanding - diluted	41,393,792	41,481,542	41,409,330	41,443,636

ESP - diluted	$1.24	$0.49	$3.59	$2.30
Adjsuted EPS - diluted	$1.24	$1.01	$3.59	$2.82
Total assets were $13.2 billion at September 30, 2026, a 3.8% increase from December 31, 2025. The increase was driven primarily by deposit growth generating investable funds that were deployed into loans and interest-bearing cash. The primary balance sheet changes are presented below.
•Total cash and cash equivalents amounted to $451.7 million at September 30, 2026, representing a $142.1 million increase from December 31, 2025. Interest-bearing cash increased $157.0 million and was partially offset by an $14.9 million decrease in noninterest-bearing cash.
•AFS securities decreased $62.5 million, or 3.1%, during the nine months ended September 30, 2026.
•Total loans amounted to $9.1 billion at September 30, 2026, reflecting an increase of $382.5 million, or 4.4%, from December 31, 2025.
•Total deposits were $11.1 billion at September 30, 2026, an increase of $377.9 million, or 3.52%, from December 31, 2025. Deposit growth during the period arose from both interest-bearing deposits, which increased $238.4 million and noninterest-bearing deposits, which increased $139.5 million.
•Credit quality continued to be strong at September 30, 2026, with NPAs of 0.34% of total assets as of September 30, 2026, up 4 basis points from 0.30% at December 31, 2025.
•Our on-balance sheet liquidity ratio was 15.1% at September 30, 2026. Available off-balance sheet sources totaled $3.7 billion at quarter end, resulting in a total liquidity ratio of 38.7%.
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
Net Interest Income for the Three Months Ended September 30, 2026
Net interest income for the third quarter of 2026 amounted to $114.8 million, an increase of $12.3 million, or 12.0%, from the $102.5 million recorded in the third quarter of 2025. The increase was primarily driven by higher yields on interest-earning assets and lower cost of funds.
For the third quarter of 2026, average interest-earning assets increased $383.7 million, or 3.3%, from the comparable period of the prior year, with average loans growing $751.5 million, while average securities and short term investments declined by $177.7 million and $190.1 million respectively.
The cost of interest bearing deposits decreased 17 basis points from the third quarter of 2025, with the biggest decrease coming from the cost of Money market deposits, which decreased 29 basis points and the cost of Time deposits > $250,000, which decreased 23 basis points.
These changes resulted in the 29 basis point improvement in our NIM (see discussion below) from the like quarter to 3.75% for the third quarter of 2026.

Index
The following table presents an analysis of net interest income for the third quarter of 2026 and 2025:

Average Balances and Net Interest Income Analysis
	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$9,049,189	$131,056	5.75%	$8,297,643	$118,855	5.69%
Taxable securities	2,464,205	17,882	2.90%	2,637,711	17,571	2.66%
Non-taxable securities	282,540	1,113	1.58%	286,750	1,114	1.56%
Short-term investments, primarily interest-bearing cash	381,784	3,928	4.08%	571,922	6,693	4.64%
Total interest-earning assets	12,177,718	153,979	5.02%	11,794,026	144,233	4.86%

Cash and due from banks	129,562			149,771
Premises and equipment	139,675			141,858
Other assets	651,018			554,361
Total assets	$13,097,973			$12,640,016

Liabilities
Interest-bearing checking	$1,383,578	$2,159	0.62%	$1,403,683	$2,420	0.68%
Money market deposits	4,801,217	30,306	2.50%	4,510,662	31,674	2.79%
Savings deposits	509,584	261	0.20%	535,464	267	0.20%
Other time deposits	475,896	2,810	2.34%	514,143	3,029	2.34%
Time deposits >$250,000	318,347	2,383	2.97%	328,207	2,645	3.20%
Total interest-bearing deposits	7,488,622	37,919	2.01%	7,292,159	40,035	2.18%
Short-term borrowings	719	1	0.61%	785	1	0.49%
Long-term borrowings	74,038	1,262	6.76%	91,564	1,675	7.26%
Total interest-bearing liabilities	7,563,379	39,182	2.06%	7,384,508	41,711	2.24%

Noninterest-bearing checking	3,617,819			3,550,499
Other liabilities	180,012			133,905
Shareholders’ equity	1,736,763			1,571,104
Total liabilities and shareholders’ equity	$13,097,973			$12,640,016

Net yield on interest-earning assets and net interest income		$114,797	3.75%		$102,522	3.46%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$115,247	3.76%		$102,861	3.47%

Interest rate spread			2.96%			2.62%

Average prime rate			6.79%			7.46%
(1)Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2)Includes accretion of discount on acquired loans of $0.8 million and $1.6 million for three months ended September 30, 2026 and 2025, respectively.
(3)Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the growth in earning assets, a mix shift to higher-yielding assets, increased yields on assets and a decrease in the cost of liabilities drove the expansion in NIM and net interest income.
•Net interest income for the third quarter of 2026 was $114.8 million, an increase of $12.3 million from the like quarter.The increase in net interest income was primarily driven by our focused efforts to increase interest-earning assets, to improve the mix of earning assets and to manage deposit costs after the rate cuts by the Federal Reserve between September and December of 2024, which saw the federal funds rate fall 50 basis points and additional rate cuts totaling 75 basis points in the second half of 2025. During September 2026, the Federal Reserve increased the federal funds rate by 0.25%. We also focused on increasing loan yields as new originations were at higher rates than older loans. Further, securities yields increased primarily as a result of the loss-earnback transactions in the third and fourth quarters of 2025 along with continued paydowns and payoffs on lower-yielding bonds.
•The Company’s NIM for the third quarter of 2026 was 3.75%, an increase of 29 basis points from the like quarter. Within interest-earning assets, the yield on total securities increased 21 basis points as compared to the like quarter. In addition, loan yields increased 6 basis points to 5.75%. With the rate cuts by the Federal Reserve in the second half of 2025 were partially offset by the rate increase in September 2026, the rate on interest-bearing deposits fell 17 basis points from the like quarter.
•Average interest-earning assets increased $383.7 million for the three months ended September 30, 2026, including a shift to higher-yielding assets. Average loans for the three months ended September 30, 2026 were $751.5 million higher than the same period in 2025. In addition, interest rates on loans increased 6 basis points to 5.75% for the third quarter of 2026, collectively resulting in an increase of $12.2 million in interest income on loans.
•Average securities for the three months ended September 30, 2026 contracted $177.7 million from the like quarter, but the yields on securities increased 0.21% to 2.76% for the third quarter of 2026, resulting in an increase in interest income on securities of $0.3 million.
•Average short-term investments for the three months ended September 30, 2026 contracted $190.1 million from the same period in 2025 and yields fell 0.56% to 4.08%, resulting in a $2.8 million decrease in interest income on short-term investments.
•Due to the impact of the aforementioned Federal Reserve rate cuts in 2024 and 2025 and the resulting decreased market rates partially offset by the September 2026 rate increase and higher average balances, deposit interest expense for the three months ended September 30, 2026 decreased $2.1 million compared to the same period in 2025. Average interest-bearing deposit balances increased $196.5 million while rates on those deposits decreased 17 basis points as compared to the like quarter. The deposit changes were driven primarily by money market deposits as the average balance increased $290.6 million while the rate on those deposits fell 29 basis points, together accounting for $1.4 million of the decrease in interest expense.
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

Index

	For the Three Months Ended September 30,
($ in thousands)	2026	2025
Net interest income, as reported	$114,797	$102,522
Tax-equivalent adjustment	450	339
Net interest income, tax-equivalent	$115,247	$102,861
Net interest margin, as reported	3.75%	3.46%
Net interest margin, tax-equivalent	3.76%	3.47%
Net Interest Income for the Nine Months Ended September 30, 2026
Net interest income for the nine months ended September 30, 2026 amounted to $333.2 million, an increase of $41.1 million, or 14.1%, from the $292.0 million recorded in the nine months ended September 30, 2025. As described above, the rate cuts by the Federal Reserve in the second half of 2024 and third quarter of 2025, partially offset by the September 2026 increase, resulted in a decrease in market rates which had resulting impacts on the rates we paid or received in 2024 and 2025. Similar to the impact during the three months ended September 30, 2026, the increase in net interest income for the nine months ended September 30, 2026 was also driven by lower cost of funds, and increased yields on interest-earning assets. Our NIM increased to 3.71% for the nine months ended September 30, 2026 from 3.34% for the nine months ended September 30, 2025.

Index
The following table presents an analysis of net interest income for the nine months ended September 30, 2026 and 2025.

Average Balances and Net Interest Income Analysis
	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Average Volume	Interest Earned or Paid	Average Rate	Average Volume	Interest Earned or Paid	Average Rate
Assets
Loans (1) (2)	$8,910,149	$377,648	5.66%	$8,198,263	$342,273	5.58%
Taxable securities	2,430,221	52,363	2.87%	2,654,737	49,952	2.51%
Non-taxable securities	283,625	3,343	1.57%	287,826	3,346	1.55%
Short-term investments, primarily interest-bearing cash	368,086	11,330	4.12%	527,322	18,017	4.57%
Total interest-earning assets	11,992,081	$444,684	4.95%	11,668,148	413,588	4.74%

Cash and due from banks	137,558			145,593
Premises and equipment	139,542			142,333
Other assets	668,755			487,172
Total assets	$12,937,936			$12,443,246

Liabilities
Interest-bearing checking	$1,406,851	$6,621	0.63%	$1,423,164	$7,343	0.69%
Money market deposits	4,678,750	85,091	2.43%	4,403,000	90,801	2.76%
Savings deposits	516,775	752	0.19%	537,790	759	0.19%
Other time deposits	485,957	8,418	2.32%	535,515	9,470	2.36%
Time deposits >$250,000	312,367	6,895	2.95%	342,011	8,186	3.20%
Total interest-bearing deposits	7,400,700	107,777	1.95%	7,241,480	116,559	2.15%
Short-term borrowings	740	4	0.65%	809	4	0.74%
Long-term borrowings	73,949	3,724	6.73%	91,362	4,990	7.30%
Total interest-bearing liabilities	7,475,389	111,505	1.99%	7,333,651	121,553	2.22%

Noninterest-bearing checking	3,577,272			3,483,214
Other liabilities	175,787			102,828
Shareholders’ equity	1,709,488			1,523,553
Total liabilities and shareholders’ equity	$12,937,936			$12,443,246

Net yield on interest-earning assets and net interest income		$333,179	3.71%		$292,035	3.34%
Net yield on interest-earning assets and net interest income – tax-equivalent (3)		$334,574	3.73%		$293,022	3.35%

Interest rate spread			2.96%			2.52%

Average prime rate			6.76%			7.49%
(1)   Average loans include nonaccruing loans, the effect of which is to lower the average rate shown.
(2) Includes accretion of discount on acquired loans of $2.9 million and $4.8 million for nine months ended September 30, 2026 and 2025, respectively.
(3)   Includes tax-equivalent adjustments to reflect the tax benefit that we receive related to tax-exempt securities and loans as reduced by the related nondeductible portion of interest expense.

Index
Overall, as demonstrated in the table above, the expansion in NIM, coupled with increased earning asset volumes, drove the increase in net interest income.
•During the second half of 2025, the Federal Reserve decreased the fed funds rate a total of 75 basis points. The average prime rate was 6.76% for the nine months ended September 30, 2026, compared to 7.49% for the prior year period. During 2025 and 2026, the yield curve has generally been more positively sloped than in immediate prior years.
•Average loan volumes for the nine months ended September 30, 2026 were $711.9 million higher than the same period in 2025 due to organic loan growth. In addition, interest rates on loans increased 8 basis points to 5.66% for the nine months ended September 30, 2026, collectively resulting in an increase in loan interest income of $35.4 million.
•Due to lower market rates partially offset by an overall growth of deposits, interest expense on deposits for the nine months ended September 30, 2026 decreased $8.8 million compared to the same period in 2025. Average total interest-bearing deposit balances increased $159.2 million while rates on those deposits decreased 20 basis points as compared to the prior year period. Within this population, average balances on Money market deposits increased $275.8 million while rates on those accounts decreased 33 basis points as compared to the prior year, resulting in a $5.7 million decrease in interest expense. Average balances on Other time deposits decreased $49.6 million and rates on these accounts decreased 4 basis points as compared to the prior year, collectively resulting in a $1.1 million decrease in interest expense.
•Interest expense on borrowings decreased $1.3 million for the nine months ended September 30, 2026 as compared to the same period in 2025 due to the $17.5 million decrease in the average volume of borrowings between periods, coupled with a 57 basis point decrease in the rates on total borrowings. We repaid fixed rate subordinated debentures in the fourth quarter of 2025. The remaining borrowings are floating rate and therefore have lower interest rates in the current interest rate environment.
•Collectively, these changes resulted in an increase of 37 basis points in NIM.
The following is a reconciliation of reported net interest income to tax-equivalent net interest income and the resulting NIM to NIM-T/E.

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025
Net interest income, as reported	$333,179	$292,035
Tax-equivalent adjustment	1,395	987
Net interest income, tax-equivalent	$334,574	$293,022
Net interest margin, as reported	3.71%	3.34%
Net interest margin, tax-equivalent	3.73%	3.35%
Our NIM for all periods presented benefited from the net accretion income arising from purchase accounting premiums/discounts associated with acquisitions. Presented in the table below is the amount of accretion which increased net interest income in each time period presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest income – increased by accretion of loan discount on acquired loans	$800	$1,584	$2,948	$4,830
Total interest income impact	800	1,584	2,948	4,830
Interest expense – increased by discount accretion of deposits	(43)	(77)	(166)	(282)
Interest expense – increased by discount accretion of borrowings	(89)	(197)	(262)	(582)
Total net interest expense impact	(132)	(274)	(428)	(864)
Total impact on net interest income	$668	$1,310	$2,520	$3,966

Index
The most significant component of the purchase accounting adjustments in each year was loan discount accretion on purchased loans. Generally, the level of loan discount accretion will decline each year due to the natural reduction in outstanding balance of acquired loans.
At September 30, 2026 and 2025, unaccreted loan discounts on purchased loans amounted to $5.8 million and $10.1 million, respectively. The portfolio acquired with the GrandSouth Bancorporation acquisition on January 1, 2023 comprised the majority of the remaining unaccreted loan discount.
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
The provision for credit losses was $1.3 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively. The third quarter of 2026 included a provision for loan losses of $1.4 million and a reversal of provision for unfunded commitments expense of $0.1 million. The third quarter of 2025 included a provision for loan losses of $3.4 million and a provision for unfunded commitments of $0.1 million. In the current and like quarter, the provision for loan losses included the release of $1.9 million and $4.0 million of the allowance specifically attributed to Hurricane Helene, respectively. The nine months ended September 30, 2026 included a provision for loan losses of $5.1 million and a provision for unfunded commitments expense of $0.4 million. The nine months ended September 30, 2025 included a provision for loan losses of $5.8 million and a provision for unfunded commitments of $0.9 million. In the nine months ended September 30, 2026 and 2025, the provision for loan losses included releases of $1.9 million and $9.5 million of the allowance specifically attributed to Hurricane Helene, respectively.
Additional discussion of the CECL method and our asset quality and credit metrics, which impact our provision for credit losses, is provided in the "Nonperforming Assets" and "Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience" sections following.
Noninterest Income
Total noninterest income for the three months ended September 30, 2026 was $15.1 million, a $28.1 million increase from the negative $13.0 million recorded for the three months ended September 30, 2025. The change is primarily attributable to the $27.9 million securities loss due to the securities loss-earnback transaction during the third quarter of 2025.
For the nine months ended September 30, 2026 and 2025, total noninterest income was $46.3 million and $14.3 million, respectively. For the year to date periods, the $27.9 million securities loss due to the securities loss-earnback transaction during the third quarter of 2025 accounts for a majority of the change.

Index
Details of the more significant components of noninterest income are presented in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Service charges on deposit accounts	$4,574	$4,225	$12,733	$11,968
Other service charges and fees - bankcard and interchange income, net	2,190	2,308	6,767	7,223
Other service charges - other	3,310	4,014	10,661	11,623
Fees from presold mortgage loans	379	471	1,708	1,236
Commissions from sales of financial products	1,611	1,678	4,810	4,474
SBA loan sale gains	924	869	2,356	1,072
Bank-owned life insurance income	1,395	1,289	4,093	3,738
Securities gains (losses), net	—	(27,905)	—	(27,905)
Other income, net	734	99	3,201	867
Total noninterest income	$15,117	$(12,952)	$46,329	$14,296
Noninterest Expenses
Total noninterest expenses totaled $64.0 million and $60.2 million for the three months ended September 30, 2026 and 2025, respectively, increasing $3.8 million, or 6.3%. This was primarily attributable to a $2.6 million increase in Total personnel expense and a $1.1 million increase in Other operating expenses and $0.5 million of Merger and acquisition expenses recognized in the three months ended September 30, 2026. Total noninterest expenses totaled $187.0 million and $177.0 million for the nine months ended September 30, 2026 and 2025, respectively, increasing $10.0 million, or 5.6%. This was primarily attributable to a $7.7 million increase in Total personnel expense and a $1.8 million increase in Software licenses and other software costs.
The following table presents the primary components of noninterest expenses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025
Salaries incentives and commissions expense	$32,652	$31,065	$94,159	$88,731
Employee benefit expense	6,810	5,751	20,284	18,033
Total personnel expense	39,462	36,816	114,443	106,764
Occupancy and equipment expense	5,253	5,145	15,569	15,532
Credit card rewards and other bankcard expenses	1,685	1,477	4,548	4,170
Telephone and data lines	754	941	2,383	2,933
Software licenses and other software costs	2,614	1,986	7,483	5,729
Data processing expense	2,681	2,518	7,607	7,319
Professional fees	1,171	1,399	4,177	3,873
Advertising and marketing	794	806	2,362	2,521
Non-credit losses	204	491	1,839	2,252
FDIC insurance costs	1,516	2,046	4,420	4,868
Corporate insurance costs	560	570	1,620	1,647
Merger and acquisition expenses	450	—	450	—
Intangibles amortization expense	1,153	1,394	3,599	4,378
Other operating expenses	5,694	4,582	16,470	15,020
Total noninterest expense	$63,991	$60,171	$186,970	$177,006
Income Taxes
We recorded income tax expense of $13.3 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively, resulting in effective tax rates of 20.7% and 21.6%. For the nine months ended September 30, 2026 and 2025, we recorded tax expense of $38.5 million and $27.2 million, resulting in effective tax rates of 20.6% and 22.2%, respectively.

Index
FINANCIAL CONDITION
Total assets at September 30, 2026 amounted to $13.2 billion, a $483.2 million, or 3.8%, increase from December 31, 2025 and was primarily related to higher loans and interest-bearing cash, partially offset by a contraction in the balance of AFS securities.
Total loans at September 30, 2026 were $9.1 billion, an increase of $382.5 million, or 4.4%, from December 31, 2025. The mix of our loan portfolio remained relatively unchanged from December 31, 2025 to September 30, 2026. Note 3 to the consolidated financial statements presents additional detail regarding our mix of loans. At September 30, 2026, we had no notable concentrations in geographies or industries, including in office or hospitality categories. The Company's exposure to non-owner occupied commercial office loans represented approximately 6.3% of the total portfolio at September 30, 2026, with the largest loan being $33.0 million and the average outstanding loan balance being $1.5 million. Non-owner occupied office loans were generally in non-metro markets and the 10 largest loans in this category represented less than 2% of the total loan portfolio at September 30, 2026.
Total investment securities were $2.5 billion at September 30, 2026, a decrease of $67.5 million from December 31, 2025, mainly attributable to paydowns and increased unrealized losses on the AFS securities portfolio, partially offset by purchases of AFS securities. The composition of our investment portfolio saw an increase of $142.6 million in AFS US Treasury securities and a $204.5 million decrease in AFS Mortgage-back securities from December 31, 2025 to September 30, 2026.
The unrealized loss on AFS securities totaled $263.8 million at September 30, 2026. Refer to Note 2 to the consolidated financial statements for additional detailed information regarding our mix of investments and the unrealized losses for each category.
Total deposits amounted to $11.1 billion at September 30, 2026, an increase of $377.9 million, or 3.5%, from December 31, 2025. The majority of the increase was attributable to growth in Money market accounts of $295.9 million and in Noninterest-bearing checking accounts of $139.5 million.
We continue to have a diversified and granular deposit base which has remained stable with continued growth in customer deposits, primarily Noninterest-bearing checking accounts and Money market accounts. Our deposit mix has remained relatively consistent and has not changed significantly.

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing checking accounts	$3,626,442	33%	$3,486,985	32%
Interest-bearing checking accounts	1,402,172	13%	1,420,795	13%
Money market accounts	4,806,229	43%	4,510,356	42%
Savings accounts	505,937	4%	526,643	5%
Other time deposits	466,980	4%	493,282	5%
Time deposits >$250,000	318,544	3%	305,473	3%
Total customer deposits	11,126,304	100%	10,743,534	100%
Brokered deposits	—	—%	4,887	—%
Total deposits	$11,126,304	100%	$10,748,421	100%
As of September 30, 2026, the estimated insured deposits totaled $6.6 billion, or 58.9% of total deposits, while approximately $4.6 billion of the Company's total deposits were uninsured. In addition, deposits totaling $694.0 million at September 30, 2026 were collateralized by investment securities such that approximately 65.2% of our total deposits were insured or collateralized at that date.

Index
Nonperforming Assets
NPAs are defined as nonaccrual loans, loans past due 90 or more days and still accruing interest, and foreclosed real estate. NPAs are summarized as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Nonperforming assets
Nonaccrual loans	$44,166	$36,315
Accruing loans 90 days or more past due	—	—
Total nonperforming loans	44,166	36,315
Foreclosed real estate	793	1,425
Total nonperforming assets	$44,959	$37,740

Asset Quality Ratios
Nonperforming loans to total loans	0.49%	0.42%
Nonperforming assets to total loans and foreclosed properties	0.49%	0.43%
Nonperforming assets to total assets	0.34%	0.30%
Allowance for credit losses to total loans	1.36%	1.42%
Allowance for credit losses to nonperforming loans	281.30%	340.30%
As shown in the table above, total NPAs at September 30, 2026 were $45.0 million, with the increase from year end primarily arising from the $7.9 million increase in Nonaccrual loans,partially offset by the $0.6 million decrease in Foreclosed real estate.
Commercial real estate - owner occupied is the largest category of nonaccrual loans, at $11.6 million, or 26.2%, followed by Residential 1-4 family real estate at $10.2 million, or 23.2%, and Commercial and industrial at $10.1 million, or 23.0%. Included in various loan categories are nonaccrual SBA loans totaling $14.7 million at September 30, 2026, or 33.2% of total nonaccrual loans, and which include $9.1 million in guarantees from the SBA.
As reflected in Note 3 to the accompanying consolidated financial statements, total classified loans increased 10.2% to $64.5 million at September 30, 2026 compared to $58.5 million at December 31, 2025. The increase resulted primarily from an increase in Commercial and industrial loans of $2.3 million and an increase in Commercial real estate - non owner occupied loans of $2.1 million. Special mention loans increased 14.11% to $33.5 million at September 30, 2026 compared to $29.3 million at December 31, 2025. The majority of the increase was attributable to an increased in Commercial real estate - owner occupied loans of $5.6 million and a $2.5 million increase in Multi-family real estate loans, partially offset by a decrease in Construction, development & other land loans of $3.1 million.
Allowance for Credit Losses, Allowance for Unfunded Commitments, and Loan Loss Experience
The total allowance for credit losses amounted to $124.2 million at September 30, 2026 compared to $123.6 million at December 31, 2025. The overall ACL as a percent of total loans was 1.36% and 1.42% at September 30, 2026 and December 31, 2025, respectively. Fluctuations in the ACL are based on loan mix and growth, changes in the levels of nonperforming loans, economic forecasts impacting loss drivers, and other assumptions and inputs to the CECL model.
In the third quarter of 2024, the Company identified borrowers who were potentially impacted by Hurricane Helene and recorded $13.0 million of additional ACL at that time. Throughout 2025 and 2026, the Company continued to periodically evaluate the identified loan portfolio and adjusted risk ratings, nonaccrual status and reserve levels, as applicable. During the third quarter of 2026, the remaining incremental reserve of $1.9 million was removed.

Index
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
For the periods indicated, the following table summarizes our balances of loans outstanding, average loans outstanding, ACL, charge-offs and recoveries, and key ratios:

($ in thousands)	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025	Nine Months Ended September 30, 2025
Loans outstanding at end of period	$9,104,899	$8,722,419	$8,419,224
Average amount of loans outstanding	8,910,149	8,283,246	8,198,263
Allowance for credit losses, at period end	124,241	123,581	120,948

Total charge-offs	(6,412)	(11,629)	(9,524)
Total recoveries	1,950	3,074	2,070
Net charge-offs	$(4,462)	$(8,555)	$(7,454)

Ratios:
Net charge-offs as a percent of average loans (annualized)	0.07%	0.10%	0.12%
Allowance for credit losses as a percent of loans at end of period	1.36%	1.42%	1.44%
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
In addition to the ACL on loans, we maintain an allowance for lending-related commitments such as unfunded loan commitments. We estimate expected credit losses associated with these commitments over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable. The allowance for lending-related commitments on off-balance sheet credit exposures is adjusted as a component of the provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded commitments of $11.4 million and $11.0 million at September 30, 2026 and December 31, 2025, respectively, is classified on the consolidated balance sheets within "Other liabilities." The increase in the level of the allowance between periods was driven by an increase in balances of available lines of credit, partially offset by lower reserve rates during the nine months ended September 30, 2026.

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
At September 30, 2026, the Company had the following sources of readily available borrowing capacity:
•A $2.0 billion line of credit with the FHLB that can be structured as either short-term or long-term borrowings, depending on the particular funding or liquidity needs. As of September 30, 2026, the line of credit is secured by a blanket lien on portions of the Company's real estate loan portfolio totaling approximately $7.0 billion and the Company's FHLB stock totaling $8.9 million. Outstanding borrowings on the line totaled $0.7 million and $0.8 million at September 30, 2026 and December 31, 2025, respectively;
~~•~~Federal funds lines of credit with correspondent banks totaling $285.0 million allow the Company to purchase federal funds on an overnight, unsecured basis. No borrowings were outstanding at September 30, 2026 or December 31, 2025; and
•A line of credit of approximately $1.4 billion through the Federal Reserve's discount window borrowing program, which was secured at September 30, 2026 by a blanket lien on a portion of the Company’s commercial and consumer loan portfolios (excluding those secured by real estate collateral) totaling approximately $1.3 billion and specific investment securities with a carrying value of $605.9 million. No borrowings were outstanding at September 30, 2026 or December 31, 2025.
Our overall on-balance sheet liquidity ratio was 15.1% at September 30, 2026 compared to 14.9% at December 31, 2025. We define our liquidity ratio as net liquid assets (cash, unpledged securities and other marketable assets) as a percentage of our net liabilities (unpledged deposits and borrowings). Our total liquidity ratio, including the $3.7 billion in available lines of credit, was 38.7% as of September 30, 2026. Not included in these ratios are the readily available sources of funds through brokered deposits. As of September 30, 2026, our brokered deposits availability was $2.0 billion per our internal policy.
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

Index
We do not engage in significant derivatives activities. However, we maintain a program whereby we enter into interest rate swaps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap program. At September 30, 2026, the Company's derivative financial instruments consisted entirely of customer back-to-back interest rate swaps which are not designated as hedges. Under this program, the Company executes interest rate swaps with commercial banking customers to facilitate their risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program are not designated as hedging instruments, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. There have been no material changes from the derivative positions discussed in Note 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
At September 30, 2026, as shown in the table below, we were well-capitalized. The capital ratios at September 30, 2026 remained materially consistent with the 2025 year end ratios. The following table presents the capital ratios for the Company and the regulatory minimums discussed above for the periods indicated:

	September 30, 2026	December 31, 2025	Minimum required
Risk-based capital ratios:
Common equity Tier 1 ratio	14.26%	14.10%	7.00%

Tier I capital ratio	14.97%	14.87%	8.50%

Total risk-based capital ratio	16.22%	16.12%	10.50%

Leverage capital ratio:
Tier 1 capital to quarterly average total assets	11.79%	11.21%	4.00%
The Bank is also subject to capital requirements that do not vary materially from the Company’s capital ratios presented above. At September 30, 2026, the Bank exceeded the minimum ratios established by the regulatory authorities.
In addition to regulatory capital ratios, we also closely monitor our ratio of tangible common equity ("TCE") to tangible assets (the "TCE ratio"), which is a non-GAAP financial measure. The TCE ratio excludes the effect of goodwill and other intangible assets, net of related taxes from the GAAP basis total shareholders’ common equity and GAAP basis total assets. Management believes this non-GAAP financial measure provides additional information that is useful to investors in evaluating our performance and may facilitate comparisons with other institutions in the banking industry as well as period-to-period comparisons. Non-GAAP measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, are not audited, and may not be comparable to other similarly titled financial measures used by other companies. Investors should not consider non-GAAP measures in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP. The TCE ratio was 9.73% at September 30, 2026 compared to 9.61% at December 31, 2025.

Index
The following table reconciles common equity to TCE and provides the calculation of the TCE ratio:

($ in thousands)	September 30, 2026	December 31, 2025
Reconciliation of Common Equity to TCE
Total shareholders' common equity	$1,713,145	$1,654,168
Less: Goodwill and other intangibles, net of related taxes	(480,741)	(483,644)
TCE	$1,232,404	$1,170,524
Reconciliation of Total Assets to Tangible Assets
Total assets	$13,151,553	$12,668,339
Less: Goodwill and other intangibles, net of related taxes	(480,741)	(483,644)
Tangible assets	$12,670,812	$12,184,695
TCE ratio	9.73%	9.61%
Stock Repurchase Plans
Beginning in January 2025, the Board of the Company reauthorized the repurchase of up to $40 million in shares of the Company’s common stock in private transactions and open market purchases through January 27, 2027. Any such repurchases would be made pursuant to a plan approved by and containing provisions about the timing, purchase prices and quantities purchased determined by management in its discretion. The Company did not complete any share repurchases during the three months ended September 30, 2026. As of September 30, 2026, the Company had remaining authorization to purchase up to $32.8 million of outstanding stock under the program.
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
When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and this can negatively impact net interest income. Changes in interest rates and monetary policy influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect the average duration of our loan portfolio, investment securities and other interest-earning assets.
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

Index
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
As of September 30, 2026, the net interest income sensitivity indicated an asset sensitive position to net interest income from immediate parallel rate shifts in both rising and falling rates over a one year period with an increase of 5.1% in +200 rate scenario, an increase of 4.6% in +100 rate scenario, a decrease of 3.0% in -100 scenario and a decrease of 4.6% in a -200 rate scenario. These scenarios assume an immediate change in rates and no change in the shape of the yield curve from the level as of September 30, 2026. Management also evaluates a steepening of the yield curve in rate reduction scenarios. For a -100 rate scenario, net interest income over one year would increase by 0.2% and for a -200 rate scenario, net interest income over one year would decrease by 3.7%. As economic conditions and interest rates change over time, management proactively manages the rates earned on assets and the rates paid on liabilities as well as the mix and volume of our balance sheet. The above scenarios do not reflect the potential future actions of management to actively manage net interest margin and earnings.
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

Index
As of September 30, 2026, the Company’s economic value of equity ("EVE") generally declines in rising rate scenarios and improves or remains stable in falling rate scenarios. The decline in EVE under a rising rate environment is driven by the composition of the loans and investment portfolios, primarily related to fixed rate loans and fixed rate mortgage-backed securities as compared to a higher proportion of deposits having variable rates. In addition to impacts on market values from changes in interest rates, fixed rate loans and securities tend to prepay more quickly in lower rate environments and prepay more slowly in rising rate environments, leading to impacts on their relative valuation in the EVE calculation. As of September 30, 2026, the impacts of increasing rates on EVE were -4.0% in +100 rate scenario and -11.6% in +200 rate scenario, compared to +3.2% in -100 rate scenario and +4.7% in -200 rate scenario.
Additional discussion concerning our exposure to interest rate risk is presented in Item 7A of the 2025 Annual Report on Form 10-K filed with the SEC.
Inflation
Our financial statements have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historic dollars without considering the change in the relative purchasing power of money over time due inflation.
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
Item 4 – Controls and Procedures
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which are our controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports with the SEC is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is communicated to our management to allow timely decisions regarding required disclosure. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2026 were effective in allowing timely decisions regarding disclosure to be made about material information required to be included in our periodic reports with the SEC. In addition, there has been no change in our internal control over financial reporting which has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5 – Other Information
5(c) Trading Arrangements of Section 16 Reporting Persons.
During the quarter ended September 30, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

Index
Item 6 - Exhibits
The following exhibits are filed with this report or, as noted, are incorporated by reference. Except as noted below the exhibits identified have Securities and Exchange Commission File No. 000-15572. Management contracts, compensatory plans and arrangements are marked with an asterisk (*).

2
Agreement and Plan of Merger and Reorganization between First Bancorp and First Carolina Bancshares Corporation dated July 13, 2026 was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 14, 2026, and is incorporated herein by reference.

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
10.1
Agreement and Plan of Merger and Reorganization between First Bancorp and First Carolina Bancshares Corporation dated July 13, 2026 was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 14, 2026, and is incorporated herein by reference.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Copies of exhibits are available upon written request to: First Bancorp, Investor Relations, 101 North Spring Street, Greensboro, North Carolina, 27401.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCORP

November 2, 2026	BY:/s/ Richard H. Moore
Richard H. Moore Chief Executive Officer (Principal Executive Officer), and Director

November 2, 2026	BY:/s/ Elizabeth B. Bostian
Elizabeth B. Bostian Executive Vice President and Chief Financial Officer

November 2, 2026	BY:/s/ T. Brent Hicks
T. Brent Hicks Executive Vice President and Chief Accounting Officer